Form 10-Q
period 1996-03-31
ALZA TTS RESEARCH PARTNERS LTD
filed 1996-05-14
CIK 710178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----- EXCHANGE ACT OF 1934

      For the quarterly period Ended March 31, 1996 or
                                     --------------

- - ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ___________.

                   Commission File Number 0-11839


                    ALZA TTS RESEARCH PARTNERS, LTD.
- - ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             California                              94-2863497
- - -----------------------------------        -----------------------------------
  (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)              Identification Number)


     950 Page Mill Road, P.O. Box 10950, Palo Alto, CA, 94303-0802
- - ------------------------------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code  (415) 494-5300
                                                    --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes   X    No
                           -----      -----

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                         ALZA TTS RESEARCH PARTNERS, LTD.
                              (A limited partnership)

                   Statements of Revenue Collected and Expenses
                                   (unaudited)


                                    Three Months Ended March 31,
                                        1996            1995
                                    ------------     -----------
REVENUE:
 Royalty income                     $ 1,217,549     $   980,728
 Interest income                          5,564           3,977
                                    ------------     -----------

   Total revenue                      1,223,113         984,705


EXPENSES:
 General and administrative              27,450          34,422
                                    ------------     -----------

NET INCOME                          $ 1,195,663     $   950,283
                                    ------------     -----------
                                    ------------     -----------

Allocation of net income:

 General Partner                    $    11,957     $     9,503
 Class A Limited Partners             1,183,706         940,780
 Class B Limited Partner                      -               -
                                    ------------     -----------
NET INCOME                          $ 1,195,663     $   950,283
                                    ------------     -----------
                                    ------------     -----------

NET INCOME PER CLASS A
 LIMITED PARTNERSHIP UNIT           $    369.91     $    293.99
                                    ------------     -----------
                                    ------------     -----------




                        See accompanying notes.

                     ALZA TTS RESEARCH PARTNERS, LTD.
                          (A limited partnership)

                  Statements of Assets, Liabilities and
                      Partners' Capital (Deficit)


                                            March 31,      December 31,
ASSETS                                        1996             1995
                                           ------------     ------------
                                           (unaudited)

Current assets - Cash                      $     53,811     $    48,245
                                           ------------     -----------
                                           ------------     -----------


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities - Payable to
 ALZA Corporation                          $    221,071     $   227,446


Partners' capital (deficit):
 Class A Limited Partners,
   3,200 units outstanding                     (272,834)       (336,732)
 Class B Limited Partner                        107,259         159,343
 General Partner                                 (1,685)         (1,812)
                                           ------------     -----------

Total partners' (deficit)                      (167,260)       (179,201)

                                           ------------     -----------
                                           $     53,811     $    48,245
                                           ------------     -----------
                                           ------------     -----------



                             See accompanying notes.

                       ALZA TTS RESEARCH PARTNERS, LTD.
                           (A limited partnership)

                 Statement of Partners' Capital (Deficit)
                                (unaudited)


                 Class A        Class B                         Total
                 Limited        Limited        General        Partners'
                 Partners       Partner        Partner         Capital
               -----------    ----------      ---------      -----------
BALANCE,
 DECEMBER 31,
 1993          $  (764,075)   $  482,259      $  (2,883)    $  (284,699)

Net income       3,052,032             -         30,828       3,082,860
Payments to
 partners       (2,868,864)     (133,435)       (30,309)     (3,032,608)
               -----------    ----------      ---------     -----------

BALANCE,
 DECEMBER 31,
 1994             (580,907)      348,824         (2,364)        (234,447)

Net income       4,318,031             -         43,616        4,361,647
Payments to
 partners       (4,073,856)     (189,481)       (43,064)      (4,306,401)
               -----------    ----------      ---------      -----------

BALANCE,
 DECEMBER 31,
 1995             (336,732)      159,343         (1,812)        (179,201)

Net income       1,183,706             -         11,957        1,195,663
Payments to
 partners       (1,119,808)      (52,084)       (11,830)      (1,183,722)
               -----------    ----------      ---------      -----------

BALANCE,
 MARCH 31,
 1996          $  (272,834)   $  107,259     $   (1,685)     $  (167,260)
               -----------    ----------      ---------      -----------
               -----------    ----------      ---------      -----------



                             See accompanying notes.

                       ALZA TTS RESEARCH PARTNERS, LTD.
                            (A limited partnership)

                           Statements of Cash Flows
              For the Three Months Ended March 31, 1996 and 1995
                          Increase (Decrease) in Cash
                                  (unaudited)


                                              Three Months Ended March 31,
                                                  1996             1995
                                             -------------      -----------

  Cash flows from operating activities:

     Net income                              $ 1,195,663        $   950,283

     Adjustments to reconcile net income
       to net cash used in operating
       activities:

     Payments to Partners                     (1,183,722)          (946,901)

     Increase (decrease) in liabilities:
       Payable to ALZA Corporation                (6,375)               593
                                             -----------        -----------
  Net cash provided by operating
     activities                                    5,566              3,975

  Cash at beginning of period                     48,245             28,155
                                             -----------        -----------

  Cash at end of period                      $    53,811        $    32,130
                                             -----------        -----------
                                             -----------        -----------



                           See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     INTRODUCTION

     The financial statements of ALZA TTS Research Partners, Ltd. (the "Partnership") included herein should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying interim financial statements of the Partnership for the three months ended March 31, 1996 and March 31, 1995 are unaudited but include all adjustments which the General Partner (ALZA Development Corporation, a wholly-owned subsidiary of ALZA Corporation) believes necessary for fair presentation. These financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in that royalty revenues are not recognized until the related cash is received.

     The Partnership currently maintains its books for income tax purposes on the accrual basis. The Partnership applied to the Internal Revenue Service ("IRS") to change its income tax reporting method to the accrual basis, effective January 1, 1994. See Note 3 for further discussion.

     ORGANIZATION

     The Partnership was formed on December 30, 1982 to conduct research and development on products combining the proprietary transdermal therapeutic system technology of ALZA Corporation ("ALZA") with certain generic compounds (the "TTS Partnership Products"). On April 22, 1983, the closing of the sale to the public of Class A Limited Partnership interests took place. At March 31, 1996 the Partnership's capital consisted of 3,200 Class A Limited Partnership units purchased for $5,000 each, an original investment by the Class B Limited Partner of $750,000 and an original investment by the General Partner of $169,192. Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), net losses were allocated as follows: first, 1% to the General Partner and 99% to the Class A Limited Partners and then, after the capital account of the Class A Limited Partners was reduced to zero, 1% to the General Partner and 99% to the Class B Limited Partner. After the capital accounts of the Class A and Class B Limited Partners were reduced to zero, losses were allocated 100% to the General Partner.

     Under the terms of the Partnership Agreement, net income is allocated in the inverse order of the losses previously allocated. To the extent losses were allocated 100% to the General Partner, net income was allocated 100% to the General Partner in an amount equal to such losses prior to any allocation of net income to the Limited Partners. Then, to the extent losses were allocated 99% to the Class B Limited Partner, any net income was allocated 99% to the Class

     B Limited Partner (and 1% to the General Partner) in an amount equal to such losses prior to any net income being allocated to the Class A Limited Partners. Currently, net income is being allocated 99% to the Class A Limited Partners and 1% to the General Partner.

     The General Partner is required by the Partnership Agreement to distribute, on a quarterly basis, all of the Partnership's Excess Cash (which consists of all cash received by the Partnership less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) in proportion to the Partners' respective capital contribution percentages. Given the methodology for the allocation of losses and income as discussed above, deficit capital account balances have resulted in the Class A Limited Partners' and General Partner's capital accounts and will continue until future allocated income exceeds cumulative cash distributions required of the General Partner.

2.   ROYALTY INCOME

     Janssen Pharmaceutica, Inc. (together with its affiliates "Janssen"), a subsidiary of Johnson and Johnson, began marketing Duragesic-Registered Trademark- (fentanyl transdermal system) in the United States during the second quarter of 1991, and in Canada during the second quarter of 1992. In addition, Janssen has launched Duragesic-Registered Trademark- in 14 other countries worldwide. During the second quarter of 1994, ALZA, through its sales and marketing division, ALZA Pharmaceuticals, began co-promoting Duragesic-Registered Trademark- in the United States with Janssen. As provided by the agreement between ALZA and Janssen, quarterly sales reports and the resulting payments to ALZA on Duragesic-Registered Trademark- sold by Janssen are due 90 days after the end of each quarter.

     In April 1994, ALZA, through ALZA Pharmaceuticals, began marketing Testoderm-Registered Trademark- (testosterone transdermal system) in the United States. The product is expected to be marketed by one or more distributors outside the United States. Commercialization Agreements for Testoderm-Registered Trademark- have been signed with Pharmagenesis, Inc. covering China, Hong Kong, Macau and Taiwan, and with SciTech Genetics covering 13 other Asian countries. Initial product launches are expected in such countries within two years after receipt of necessary regulatory approvals. In addition, Testoderm-Registered Trademark- has been cleared for marketing in more than ten European countries.

     Agreements between ALZA and the Partnership provide for ALZA to report sales and make associated royalty payments to the Partnership within 90 days after the end of the quarter in which ALZA receives sales information and payment from Janssen on sales of Duragesic-Registered Trademark-. In addition, within 90 days after the end of each calendar quarter, ALZA reports sales and makes associated royalty payments to the Partnership with respect to ALZA's sales of Testoderm-Registered Trademark- in the United States during such quarter. Under these agreements, the Partnership is entitled to receive 4% of net sales of Duragesic-Registered Trademark- and Testoderm-Registered Trademark-. Payments to the Partnership are expected to be made in a manner similar to those for Duragesic-Registered Trademark-with respect to any sales by Testoderm-Registered Trademark- distributors outside the United States.

3.   TAX BASIS CAPITAL

     The Partnership maintains its books for financial reporting purposes using a modified basis of cash receipts and disbursements which is different from accrual basis accounting in that royalty revenues are not recognized until the related cash is received. Prior to fiscal year 1994, the Partnership's income tax reporting method was consistent with the method used for financial reporting purposes.

     The Partnership applied to the IRS to change its income tax reporting method to the accrual basis, effective January 1, 1994. The IRS accepted the application and agreed to the Partnership making a one time adjustment which is being recognized over three years, beginning in 1994. The application was filed to change the Partnership's income tax reporting method to a method which is consistent with the current Internal Revenue Code.

     A reconciliation of partners' deficit for financial reporting purposes, as described in this report, to the partners' capital for tax reporting purposes is shown below. The current difference between financial and tax basis statements is due to i) the deferred revenue resulting from the accounting method change (discussed above), ii) royalty income accrued to be consistent with the accounting method change, and
     iii) the syndication costs, which reduce partners' capital for financial reporting purposes but which are recorded as an asset for tax purposes.

     Partners' deficit for financial reporting
      purposes at March 31, 1996                   $   (167,260)

     Deferred Revenue - Section 481(a) adjustment
      due to accounting method change (Total
      adjustment $1,123,277, 1994 adjustment
      $374,426; 1995 adjustment $374,426; 1996
      adjustment $93,606)                              (280,819)

     Accounts Receivable - Accrued royalty
      revenue                                         2,999,459

     Syndication costs charged to partners'
      capital for financial purposes                  1,810,059
                                                   ------------
     Partners' capital for tax reporting
      purposes at March 31, 1996                   $  4,361,439
                                                   ------------
                                                   ------------

4.   RELATED PARTY TRANSACTIONS

     ALZA Development Corporation, a wholly-owned subsidiary of ALZA, is the General Partner of the Partnership.

     ALZA, under a research and development contract (the "Development Contract"), performed all research and product development for the Partnership until 1987, when the Partnership had no more funds to continue these activities. The Partnership requires certain administrative, accounting, contract management, and record keeping services which are presently being provided by ALZA and billed to the Partnership at ALZA's standard administrative services rate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES

     All of the Partnership's Total Funds (as defined in the Development Contract) have been fully utilized. Total Funds consisted of the net proceeds from the sale by the Partnership of the Class A limited partnership interests, the General Partner's and Class B Limited Partner's capital contributions to the Partnership, and interest and other income earned through temporary investment of Partnership funds, less all necessary expenses of operating the Partnership.

     For the quarter ended March 31, 1996, cash provided from royalties on the Duragesic-Registered Trademark- and Testoderm-Registered Trademark-products increased from $980,728 in the same period of 1995 to $1,217,549. Cash received by the Partnership, less amounts for administrative expenses and working capital, is distributed to the Partners. Because the Partnership does not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

     The Partnership granted ALZA an option (the "Continuation Option") to continue the development of any TTS Partnership Product which the Partnership determined for any reason (including lack of funds) not to complete. ALZA exercised the Continuation Option for all TTS Partnership Products in 1987. As a result, ALZA may fund (or obtain funding for) the development of any TTS Partnership Product through the earlier of (i) approval either by the United States Food and Drug Administration ("FDA") or regulatory authorities in certain foreign countries or (ii) ALZA's exercise of the "License Option" described below. The Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products were completed by ALZA, without the use of the Partnership's funds, under the Continuation Option.

     The Partnership also granted ALZA an option (the "License Option") to acquire a worldwide license, including the right to sublicense, make, use and sell, any or all of the TTS Partnership Products, on a product-by-product basis. Each license is exclusive for a period of thirteen years after the actual reduction to practice of the product and nonexclusive thereafter. In 1990, ALZA exercised its License Option for the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products.

     Under the terms of the agreements between ALZA and the Partnership, the payments to the Partnership under the license for each TTS Partnership Product will be reduced (subject to certain limitations) in proportion to the development costs of the product not funded by the Partnership, but not below 4% of net sales. In accordance with the agreements, the Partnership is entitled to receive 4% of net sales of the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products.

     In August 1990, Duragesic-Registered Trademark- was cleared for marketing by the FDA for management of severe chronic pain when opioid analgesia is indicated, such as in the management of cancer pain. ALZA and the Partnership entered into an agreement with Janssen pursuant to which Janssen has rights to market the Duragesic-Registered Trademark- product in the United States and most international markets. Janssen launched Duragesic-Registered Trademark-in the United States during the second quarter of 1991, and in Canada in April 1992. Janssen has also launched Duragesic-Registered Trademark-in 14 other countries worldwide. Submissions for marketing clearance are on file in a number of other countries. During the second quarter of 1994, ALZA, through its sales and marketing division, ALZA Pharmaceuticals, began co-promoting Duragesic-Registered Trademark- in the United States with Janssen.

     In October 1993, Testoderm-Registered Trademark- was cleared for marketing in the United States. The product is a controlled release dosage form of the male hormone testosterone designed to re-establish in hypogonadal males the plasma concentrations of testosterone observed in healthy young men. ALZA, through ALZA Pharmaceuticals, launched the product in the United States in April 1994. The product is expected to be marketed by one or more distributors outside the United States. Commercialization Agreements for Testoderm-Registered Trademark- have been signed with Pharmagenesis, Inc. covering China, Hong Kong, Macau and Taiwan, and with SciTech Genetics covering 13 other Asian countries. Initial product launches are expected in such countries within two years after receipt of necessary regulatory approvals. In addition, Testoderm-Registered Trademark- has been cleared for marketing in more than ten European countries.

     TTS Partnership Products other than the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products were at very early stages of development when essentially all of the Partnership's Total Funds were exhausted. Substantial expenditures would be required if the development of these products were to be completed and the products commercialized. No arrangements have been made with development partners for such products and further activities are not contemplated at this time.

     RESULTS OF OPERATIONS

     From 1982 through 1987 the Partnership utilized, all of the funds raised at the time of its formation, primarily to fund product development at ALZA. Until the introduction of Duragesic-Registered Trademark- in 1991, the Partnership had been without cash for either operations or distribution since 1987.

     The Partnership earned net income during the first quarter of 1996 of $1,195,663 as compared to $950,283 for the first quarter of 1995. The Partnership's royalty income received from ALZA, resulting primarily from Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's sales of Testoderm-Registered Trademark-, was $1,217,549 during the first quarter of 1996 as compared to $980,728 for the first quarter of 1995. The increase is due primarily to increased sales of Duragesic-Registered Trademark-. As stated above, the Partnership does not make commercialization decisions regarding TTS Partnership Products; therefore, its potential royalty stream and income are not within the Partnership's control. The Partnership had interest income of $5,564 for the first quarter of 1996 as compared to interest income of $3,977 for the first quarter of 1995. The increase was due to a higher level of cash available for investment during the first quarter of 1996 as a result of the royalty payment received during the quarter.

     The Partnership had no research and development expenses during the first quarter of 1996 and the first quarter of 1995 due to the fact that the Partnership has expended essentially all of its Total Funds.

     General and administrative expenses for the continuing administrative support required for the Partnership are payable to ALZA under an administrative services agreement between ALZA and the Partnership. General and administrative expenses were $27,450 for the first quarter of 1996 as compared to $34,422 for the first quarter of 1995.

     In 1994, payments made to ALZA for past administrative services totaled $135,307. In 1995, payments for administrative services totaled $138,607. In the first quarter of 1996, payments for administrative services have totaled $35,426. Between December 1987 (at which time all Partnership funds had been utilized) and December 1991 (when the Partnership began receiving royalty revenues on Partnership product sales), the administrative costs were approximately $20,000 per quarter, totaling approximately $295,000. ALZA initially agreed that the Partnership could reimburse these costs to ALZA at a rate of $5.00 per Partnership unit per quarter out of cash the Partnership received. Accordingly, between December 30, 1991 and December 30, 1993, the Excess Cash available for the

     Limited Partners' quarterly distributions was reduced by $5.00 per unit to begin to repay ALZA for these past administrative fees. In 1994, it was determined that the quarterly $5.00 per unit reduction of Excess Cash was not sufficient to fully reimburse ALZA for past costs and to pay ongoing administrative costs. The decision was made to increase the quarterly reduction of Excess Cash from $5.00 per unit to $10.00 per unit to continue to repay past as well as to pay current expenses. As of March 31, 1996, the Partnership still owed ALZA $221,071 for administrative services, including past administrative expenses.

     In January 1994, a suit was filed against ALZA by Cygnus, Inc. ("Cygnus") in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995, the District Court granted ALZA's motion to dismiss the lawsuit. Cygnus has filed an appeal to the Court of Appeals of the Federal Circuit. If this lawsuit were to result in the unenforceability of the ALZA patent, Cygnus and others could market transdermal fentanyl products in competition with the Duragesic-Registered Trademark- product. The marketing of such products could adversely affect sales of Duragesic-Registered Trademark-, and therefore the Partnership's revenues.

PART II.  OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits:

          27  Financial Data Schedule

  (b)     Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ALZA TTS Research Partners, Ltd.
                                          (Registrant)

                                 By:  ALZA Development Corporation
                                          General Partner

                                      By: /s/ David R. Hoffmann
                                         --------------------------
                                             David R. Hoffmann
                                          President (Chief Executive
                                           Officer), Chief Financial
                                             Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant by its General Partner and in the capacities and on the dates indicated.


Date:  May 13, 1996                   By: /s/ David R. Hoffmann
                                         --------------------------
                                               David R. Hoffmann
                                          President (Chief Executive
                                           Officer), Chief Financial
                                             Officer and Director


Date:  May 13, 1996                   By: /s/ Edward L. Mandell
                                         --------------------------
                                             Edward L. Mandell
                                                  Director


Date:  May 13, 1996                   By: /s/ Bonnie J. Burdett
                                         --------------------------
                                             Bonnie J. Burdett
                                                  Director

                           Exhibit Index


Exhibit
- - -------

  27      Financial Data Schedule