Form 10-Q
period 1996-06-30
ALZA TTS RESEARCH PARTNERS LTD
filed 1996-08-09
CIK 710178

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

       For the quarterly period Ended June 30, 1996 or
                                      -------------


- ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to            .
                                      ------------    -----------
                            Commission File Number 0-11839


                           ALZA TTS RESEARCH PARTNERS, LTD.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             California                          94-2863497
- ----------------------------------      ------------------------------
  (State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)          Identification Number)


         950 Page Mill Road, P.O. Box 10950, Palo Alto, CA, 94303-0802
- --------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code  (415) 494-5300
                                                   -----------------
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X    No
                                  -----     -----

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                     Statements of Revenue Collected and Expenses
                                     (unaudited)


                                 Three Months                Six Months
                                Ended June 30,             Ended June 30,
                              -----------------          ------------------
                              1996         1995          1996          1995
                           ----------   ----------    ----------    ----------
REVENUE:
 Royalty income            $1,821,191   $1,011,579    $3,038,740    $1,992,307
 Interest income                8,294        4,313        13,858         8,291
                           ----------   ----------    ----------    ----------

   Total revenue            1,829,485    1,015,892     3,052,598     2,000,598


EXPENSES:
 General and
    administrative             18,441       21,718        45,891        56,140
                           ----------   ----------    ----------    ----------
NET INCOME                 $1,811,044   $  994,174    $3,006,707    $1,944,458
                           ----------   ----------    ----------    ----------
                           ----------   ----------    ----------    ----------


Allocation of net income:

 General Partner           $   18,110   $    9,942    $   30,067    $   19,445
 Class A Limited Partners   1,792,934      984,232     2,976,640     1,925,013
 Class B Limited Partner            -            -             -             -
                           ----------   ----------    ----------    ----------

NET INCOME                 $1,811,044   $  994,174    $3,006,707    $1,944,458
                           ----------   ----------    ----------    ----------
                           ----------   ----------    ----------    ----------
NET INCOME PER CLASS A
  LIMITED PARTNERSHIP
     UNIT                  $   560.29   $   307.57    $   930.20    $   601.57
                           ----------   ----------    ----------    ----------
                           ----------   ----------    ----------    ----------


                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                        Statements of Assets, Liabilities and
                             Partners' Capital (Deficit)


                                                  June 30,    December 31,
                                                    1996         1995
                                                -----------   -----------
                                                (unaudited)
ASSETS

Current assets - Cash                           $    62,305   $    48,245
                                                -----------   -----------
                                                -----------   -----------


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities - Payable to
    ALZA Corporation                            $   205,886   $   227,446


Partners' capital (deficit):
    Class A Limited Partners,
      3,200 units outstanding                      (170,716)     (336,732)
    Class B Limited Partner                          28,615       159,343
    General Partner                                  (1,480)       (1,812)
                                                -----------   -----------

    Total partners' (deficit)                      (143,581)     (179,201)
                                                -----------   -----------

                                                $    62,305   $    48,245
                                                -----------   -----------
                                                -----------   -----------


                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                      Statement of Partners' Capital (Deficit)
                                     (unaudited)


                     Class A       Class B                         Total
                     Limited       Limited         General       Partners'
                     Partners      Partner         Partner        Capital
                   ------------   ------------   ------------   ------------

BALANCE,
  DECEMBER 31,
  1993             $   (764,075)  $    482,259   $     (2,883)  $   (284,699)

Net income            3,052,032              -         30,828      3,082,860
Payments to
  partners           (2,868,864)      (133,435)       (30,309)    (3,032,608)
                   ------------   ------------   ------------   ------------

BALANCE,
  DECEMBER 31,
  1994                 (580,907)       348,824         (2,364)      (234,447)

Net income            4,318,031              -         43,616      4,361,647
Payments to
  partners           (4,073,856)      (189,481)       (43,064)    (4,306,401)
                   ------------   ------------   ------------   ------------

BALANCE,
  DECEMBER 31,
  1995                 (336,732)       159,343         (1,812)      (179,201)

Net income            2,976,640              -         30,067      3,006,707
Payments to
  partners           (2,810,624)      (130,728)       (29,735)    (2,971,087)
                   ------------   ------------   ------------   ------------

BALANCE,
  JUNE 30,
  1996             $   (170,716)  $     28,615   $     (1,480)  $   (143,581)
                   ------------   ------------   ------------   ------------
                   ------------   ------------   ------------   ------------

                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                               Statements of Cash Flows
                   For the Six Months Ended June 30, 1996 and 1995
                             Increase (Decrease) in Cash
                                     (unaudited)



                                                 Six Months Ended June 30,
                                                    1996           1995
                                                 ----------     ----------

Cash flows from operating activities:

    Net income                                   $3,006,707     $1,944,458

    Adjustments to reconcile net income
      to net cash used in operating
      activities:

    Payments to Partners                         (2,971,087)    (1,924,654)

    Decrease in liabilities:
      Payable to ALZA Corporation                   (21,560)       (11,515)
                                                 ----------     ----------

Net cash provided by operating
    activities                                       14,060          8,289

Cash at beginning of period                          48,245         28,155
                                                 ----------     ----------


Cash at end of period                            $   62,305     $   36,444
                                                 ----------     ----------
                                                 ----------     ----------


                               See accompanying notes.

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    INTRODUCTION

    The financial statements of ALZA TTS Research Partners, Ltd. (the "Partnership") included herein should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying interim financial statements of the Partnership for the six months ended June 30, 1996 and June 30, 1995 are unaudited but include all adjustments which the General Partner (ALZA Development Corporation, a wholly-owned subsidiary of ALZA Corporation) believes necessary for fair presentation. These financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in that royalty revenues are not recognized until the related cash is received.

    The Partnership currently maintains its books for income tax purposes on the accrual basis. The Partnership applied to the Internal Revenue Service ("IRS") to change its income tax reporting method to the accrual basis, effective January 1, 1994. See Note 3 for further discussion.

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996




    Organization

    The Partnership was formed on December 30, 1982 to conduct research and development on products combining the proprietary transdermal therapeutic system technology of ALZA Corporation ("ALZA") with certain generic compounds (the "TTS Partnership Products"). On April 22, 1983, the closing of the sale to the public of Class A Limited Partnership interests took place. At June 30, 1996 the Partnership's capital consisted of 3,200 Class A Limited Partnership units purchased for $5,000 each, an original investment by the Class B Limited Partner of $750,000 and an original investment by the General Partner of $169,192. Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), net losses were allocated as follows: first, 1% to the General Partner and 99% to the Class A Limited Partners and then, after the capital account of the Class A Limited Partners was reduced to zero, 1% to the General Partner and 99% to the Class B Limited Partner. After the capital accounts of the Class A and Class B Limited Partners were reduced to zero, losses were allocated 100% to the General Partner.

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

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



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

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



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

    Agreements between ALZA and the Partnership provide for ALZA to report sales and make associated royalty payments to the Partnership within 90 days after the end of the quarter in which ALZA receives sales information and payment from Janssen on sales of Duragesic-Registered Trademark-. In addition, within 90 days after the end of each calendar quarter, ALZA reports sales and makes associated royalty payments to the Partnership with respect to ALZA's sales of Testoderm-Registered Trademark- in the United States during such quarter. Under these agreements, the Partnership is entitled to receive 4% of

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



    net sales of Duragesic-Registered Trademark- and Testoderm-Registered Trademark-. Payments to the Partnership are expected to be made in a manner similar to those for Duragesic-Registered Trademark- with respect to any sales by Testoderm-Registered Trademark- distributors outside the United States.

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

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996




    resulting from the accounting method change (discussed above), ii) royalty income accrued to be consistent with the accounting method change, and iii) the syndication costs, which reduce partners' capital for financial reporting purposes but which are recorded as an asset for tax purposes.

    Partners' deficit for financial reporting
      purposes at June 30, 1996                                $  (143,581)

    Deferred Revenue - Section 481(a) adjustment
      due to accounting method change (Total
      adjustment $1,123,277; 1994 adjustment
      $374,426; 1995 adjustment $374,426; 1996
      adjustment $187,212)                                        (187,213)

    Accounts Receivable - Accrued royalty
      revenue                                                    2,750,198

    Syndication costs charged to partners'
      capital for financial purposes                             1,810,059
                                                               -----------

    Partners' capital for tax reporting
      purposes at June 30, 1996                                $ 4,229,463
                                                               -----------
                                                               -----------

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

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



    accounting, contract management, and record keeping services which are presently being provided by ALZA and billed to the Partnership at ALZA's standard administrative services rate.

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    LIQUIDITY AND CAPITAL RESOURCES

    Essentially all of the Partnership's Total Funds (as defined in the Development Contract) have been utilized. Total Funds consisted of the net proceeds from the sale by the Partnership of the Class A limited partnership interests, the General Partner's and Class B Limited Partner's capital contributions to the Partnership, and interest and other income earned through temporary investment of Partnership funds, less all necessary expenses of operating the Partnership.

    For the quarter ended June 30, 1996, cash provided from royalties on the Duragesic-Registered Trademark- and Testoderm-Registered Trademark-products increased from $1,011,579 in the same period of 1995 to $1,821,191. Cash received by the Partnership, less amounts for administrative expenses and working capital, is distributed to the Partners. Because the Partnership does not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

    The Partnership granted ALZA an option (the "Continuation Option") to continue the development of any TTS Partnership Product which the Partnership determined for any reason (including lack of funds) not to complete. ALZA exercised the Continuation Option for all TTS Partnership Products in 1987. As a result, ALZA may fund (or obtain funding for)

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996




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

    The Partnership also granted ALZA an option (the "License Option") to acquire a worldwide license, including the right to sublicense, make, use and sell, any or all of the TTS Partnership Products, on a product-by-product basis. Each license is exclusive for a period of thirteen years after the actual reduction to practice of the product and nonexclusive thereafter. In 1990, ALZA exercised its License Option for the Duragesic-Registered Trademark- and Testoderm-Registered Trademark-products.

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

    In August 1990, Duragesic-Registered Trademark- was cleared for marketing by the FDA for management of severe chronic pain when opioid analgesia is indicated, such as in the management of cancer pain. ALZA and the Partnership entered into an agreement

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



    with Janssen pursuant to which Janssen has rights to market the Duragesic-Registered Trademark- product in the United States and most international markets. Janssen launched Duragesic-Registered Trademark- in the United States during the second quarter of 1991, and in Canada in April 1992. Janssen has also launched Duragesic-Registered Trademark- in 14 other countries worldwide. Submissions for marketing clearance are on file in a number of other countries. During the second quarter of 1994, ALZA, through its sales and marketing division, ALZA Pharmaceuticals, began co-promoting Duragesic-Registered Trademark- in the United States with Janssen.

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

    TTS Partnership Products other than the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products were at very early stages of

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996




    development when essentially all of the Partnership's Total Funds were exhausted. Substantial expenditures would be required if the development of these products were to be completed and the products commercialized. No arrangements have been made with development partners for such products and further activities are not contemplated at this time.

    RESULTS OF OPERATIONS

    From 1982 through 1987 the Partnership utilized all of the funds raised at the time of its formation, primarily to fund product development at ALZA. Until the introduction of Duragesic-Registered Trademark- in 1991, the Partnership had been without cash for either operations or distribution since 1987.

    The Partnership earned net income during the second quarter of 1996 of $1,811,044 as compared to $994,174 for the second quarter of 1995. The Partnership's royalty income received from ALZA, resulting from Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's sales of Testoderm-Registered Trademark-, was $1,821,191 during the second quarter of 1996 as compared to $1,011,579 for the second quarter of 1995. The increase is due to increased sales of Duragesic-Registered Trademark-. As stated above, the Partnership does not make commercialization decisions regarding TTS Partnership Products; therefore, its potential royalty stream and income are not within the Partnership's control. The Partnership had interest income of $8,294 for the second quarter of 1996 as compared to interest income of $4,313 for the second quarter of 1995. The increase was due to a higher level of cash available

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



    for investment during the second quarter of 1996 as a result of the royalty payment received during the quarter.

    The Partnership had no research and development expenses during the second quarter of 1996 and the second quarter of 1995 due to the fact that the Partnership has expended essentially all of its Total Funds.

    General and administrative expenses for the continuing administrative support required for the Partnership are payable to ALZA under an administrative services agreement between ALZA and the Partnership. General and administrative expenses were $18,441 for the second quarter of 1996 as compared to $21,718 for the second quarter of 1995.

    In 1994, payments made to ALZA for past administrative services totaled $135,307. In 1995, payments for administrative services totaled $138,607. In the first six months of 1996, payments for administrative services have totaled $70,253. Between December 1987 (at which time all Partnership funds raised at the time of its formation had been utilized) and December 1991 (when the Partnership began receiving royalty revenues on Partnership product sales), the administrative costs were approximately $20,000 per quarter, totaling approximately $295,000. ALZA initially agreed that the Partnership could reimburse these costs to ALZA at a rate of $5.00 per Partnership unit per quarter out of cash the Partnership received. Accordingly, between December 30, 1991 and December 30, 1993, the Excess

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



    Cash available for the Limited Partners' quarterly distributions was reduced by $5.00 per unit to begin to repay ALZA for these past administrative fees. In 1994, it was determined that the quarterly $5.00 per unit reduction of Excess Cash was not sufficient to fully reimburse ALZA for past costs and to pay ongoing administrative costs. A decision was made at that time to increase the quarterly reduction of Excess Cash from $5.00 per unit to $10.00 per unit to continue to pay back past expenses as well as to pay current expenses. In June 1996, it was determined that a further reduction was necessary to fully reimburse ALZA for past administrative costs on a more timely basis. Therefore, beginning with the September 1996 distribution, an amount equal to the actual administrative expenses of the previous quarter will be deducted from Excess Cash in addition to the $10 per unit now deducted. This will allow the entire $10 per unit deduction to be applied to the Partnership's obligation to ALZA to repay past administrative expenses. As of June 30, 1996, the Partnership still owed ALZA $205,886 for administrative services, including past administrative expenses.

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In January 1994, a suit was filed against ALZA by Cygnus, Inc. ("Cygnus") in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995, the District Court granted ALZA's motion to dismiss the lawsuit. Cygnus appealed that ruling. Subsequent to the end of the quarter, the Court of Appeals of the Federal Circuit upheld the District Court's dismissal of Cygnus' claims against ALZA. However, Cygnus has the right to seek reconsideration by the Court of Appeals or review by the United States Supreme Court. If this lawsuit were to result in the unenforceability of the ALZA patent, Cygnus and others could market transdermal fentanyl products in competition with the Duragesic-Registered Trademark- product. The marketing of such products could adversely affect sales of Duragesic-Registered Trademark-, and therefore the Partnership's revenues.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         27  Financial Data Schedule


  (b)    Reports on Form 8-K:

         None.

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



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

                                  ALZA TTS Research Partners, Ltd.
                                           (Registrant)

                                  By:  ALZA Development Corporation
                                          General Partner

                                  By: /s/ David R. Hoffmann
                                      ------------------------------
                                          David R. Hoffmann
                                       President (Chief Executive
                                       Officer), Chief Financial
                                         Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant by its General Partner and in the capacities and on the dates indicated.


Date:  August 9, 1996             By: /s/ David R. Hoffmann
                                      -----------------------------
                                          David R. Hoffmann
                                       President (Chief Executive
                                       Officer), Chief Financial
                                         Officer and Director




Date:  August 9, 1996             By: /s/ Bonnie J. Burdett
                                      -------------------------
                                          Bonnie J. Burdett
                                           Vice President,
                                       Secretary and Director

                                                ALZA TTS Research Partners, Ltd.
                                                                   June 30, 1996



                                    Exhibit Index


Exhibit
- -------

  27         Financial Data Schedule