Form 10-Q
period 1996-09-30
ALZA TTS RESEARCH PARTNERS LTD
filed 1996-11-13
CIK 710178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

      For the quarterly period Ended September 30, 1996 or
                                     ------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

      For the transition period from ____________ to ___________.

                              Commission File Number 0-11839


                          ALZA TTS RESEARCH PARTNERS, LTD.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)


                     California                     94-2863497
              ----------------------------        ----------------
              (State or other jurisdiction        (I.R.S. Employer
            of incorporation or organization)   Identification Number)


            950 Page Mill Road, P.O. Box 10950, Palo Alto, CA, 94303-0802
            -------------------------------------------------------------
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


                               Yes  X     No
                                  ----      ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            ALZA TTS RESEARCH PARTNERS, LTD.
                                 (A limited partnership)

                      Statements of Revenue Collected and Expenses
                                      (unaudited)

                                 Three Months                     Nine Months
                              Ended September 30,              Ended September 30,
                         ----------------------------       --------------------------
                                1996         1995                  1996        1995
                             ----------    ----------          ----------   ----------
REVENUE:
 Royalty income              $1,466,697    $1,124,258          $4,505,437   $3,116,565
 Interest income                  7,054         5,219              20,912       13,510
                             ----------    ----------          ----------   ----------

   Total revenue              1,473,751     1,129,477           4,526,349    3,130,075


EXPENSES:
 General and
      administrative             12,711        16,333              58,602       72,473
                             ----------    ----------          ----------   ----------

NET INCOME                   $1,461,040    $1,113,144          $4,467,747   $3,057,602
                             ----------    ----------          ----------   ----------
                             ----------    ----------          ----------   ----------


Allocation of net income:

 General Partner             $   14,610    $   11,131          $   44,678   $   30,576
 Class A Limited Partners     1,412,245     1,102,013           4,388,884    3,027,026
 Class B Limited Partner         34,185            --              34,185           --
                             ----------    ----------          ----------   ----------

NET INCOME                   $1,461,040    $1,113,144          $4,467,747   $3,057,602
                             ----------    ----------          ----------   ----------
                             ----------    ----------          ----------   ----------
NET INCOME PER CLASS A
   LIMITED PARTNERSHIP UNIT  $   441.33    $   344.38          $ 1,371.53   $   945.95
                             ----------    ----------          ----------   ----------
                             ----------    ----------          ----------   ----------

                              See accompanying notes.

                             ALZA TTS RESEARCH PARTNERS, LTD.
                                  (A limited partnership)

                           Statements of Assets, Liabilities and
                                 Partners' Capital (Deficit)


                                                  September 30,     December 31,
                                                      1996              1995
                                                  -------------     ------------
                                                   (unaudited)

ASSETS
------

Current assets - Cash                               $   69,159       $   48,245
                                                    ----------       ----------
                                                    ----------       ----------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

Current liabilities - Payable to
  ALZA Corporation                                  $  165,129       $  227,446


Partners' capital (deficit):
  Class A Limited Partners,
    3,200 units outstanding                            (95,624)        (336,732)
  Class B Limited Partner                                  609          159,343
  General Partner                                         (955)          (1,812)
                                                    ----------       ----------

  Total partners' (deficit)                            (95,970)        (179,201)
                                                    ----------       ----------

                                                    $   69,159       $   48,245
                                                    ----------       ----------
                                                    ----------       ----------







                             See accompanying notes.

                         ALZA TTS RESEARCH PARTNERS, LTD.
                             (A limited partnership)

                      Statement of Partners' Capital (Deficit)
                                   (unaudited)

                        Class A       Class B                    Total
                        Limited       Limited      General       Partners'
                        Partners      Partner      Partner       Capital
                      -----------    ---------    ---------     -----------

BALANCE,
  DECEMBER 31, 1993   $  (764,075)   $ 482,259    $ (2,883)     $ (284,699)

Net income              3,052,032           --      30,828       3,082,860
Payments to
  partners             (2,868,864)    (133,435)    (30,309)     (3,032,608)
                       ----------    ---------    --------      ----------

BALANCE,
  DECEMBER 31, 1994      (580,907)     348,824      (2,364)       (234,447)

Net income              4,318,031           --      43,616       4,361,647
Payments to
  partners             (4,073,856)    (189,481)    (43,064)     (4,306,401)
                       ----------    ---------    --------      ----------

BALANCE,
  DECEMBER 31, 1995      (336,732)     159,343      (1,812)       (179,201)

Net income              4,388,884       34,185      44,678       4,467,747
Payments to
  partners             (4,147,776)    (192,919)    (43,821)     (4,384,516)
                       ----------    ---------    --------      ----------

BALANCE,
  SEPTEMBER 30, 1996   $  (95,624)   $     609    $   (955)     $  (95,970)
                       ----------    ---------    --------      ----------
                       ----------    ---------    --------      ----------







                             See accompanying notes.

                         ALZA TTS RESEARCH PARTNERS, LTD.
                              (A limited partnership)

                             Statements of Cash Flows
               For the Nine Months Ended September 30, 1996 and 1995
                            Increase (Decrease) in Cash
                                    (unaudited)


                                              Nine Months Ended September 30,
                                                  1996              1995
                                              -----------        -----------
Cash flows from operating activities:

  Net income                                  $ 4,467,747        $ 3,057,602

  Adjustments to reconcile net income
     to net cash used in operating
     activities:

  Payments to Partners                         (4,384,516)        (3,015,085)

  Decrease in liabilities:
     Payable to ALZA Corporation                  (62,317)           (29,009)
                                              -----------        -----------

Net cash provided by operating
  activities                                       20,914             13,508

Cash at beginning of period                        48,245             28,155
                                              -----------        -----------

Cash at end of period                         $    69,159        $    41,663
                                              -----------        -----------
                                              -----------        -----------








                             See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     INTRODUCTION

     The financial statements of ALZA TTS Research Partners, Ltd. (the "Partnership") included herein should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying interim financial statements of the Partnership for the nine months ended September 30, 1996 and September 30, 1995 are unaudited but include all adjustments which the General Partner (ALZA Development Corporation, a wholly-owned subsidiary of ALZA Corporation) believes necessary for fair presentation. These financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in that royalty revenues are not recognized until the related cash is received.

     ORGANIZATION

     The Partnership was formed on December 30, 1982 to conduct research and development on products combining the proprietary transdermal therapeutic system technology of ALZA Corporation ("ALZA") with certain generic compounds (the "TTS Partnership Products"). On April 22, 1983, the closing of the sale to the public of Class A Limited Partnership units took place. At September 30, 1996, the Partnership's capital consisted of 3,200 Class A Limited Partnership units purchased for $5,000 each, an original investment by the Class B Limited Partner of $750,000 and an original investment by the General Partner of $169,192. Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), net losses were allocated as follows: first, 1% to the General
     Partner and 99% to the Class A Limited Partners and then, after the capital account of the Class A Limited Partners was reduced to zero, 1% to the General Partner and 99% to the Class B Limited Partner. After the capital accounts of the Class A and Class B Limited Partners were reduced to zero, losses were allocated 100% to the General Partner.

     Under the terms of the Partnership Agreement, net income is allocated in the inverse order of the losses previously allocated. Therefore, to the extent losses had been allocated 100% to the General Partner, net income was allocated 100% to the General Partner in an amount equal to such losses prior to any allocation of net income to the Class A and Class B Limited Partners. Then, to the extent losses had been allocated 99% to the Class B Limited Partner, net income was first allocated 99% to the Class B Limited Partner (and 1% to the General Partner) in an amount equal to such losses prior to any net income being allocated to the Class A Limited Partners. Then, to the extent losses had been allocated 99% to the Class A Limited Partners, net income was allocated 99% to the Class A Limited Partners (and 1% to the General Partner.) As provided in the Partnership Agreement, when, in the third quarter of 1996, the amount of net income allocated to the Class A Limited Partners and the General Partner equalled the previously allocated losses, subsequent income began to be allocated 99% to the Class A and Class B Limited Partners, pro rata, and 1% to the General Partner.

     The General Partner is required by the Partnership Agreement to distribute, on a quarterly basis, all of the Partnership's Excess Cash (which consists of all cash received by the Partnership less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) in proportion to the Partners' respective capital contribution percentages. Given the methodology for the allocation of losses and income discussed above, deficit capital account balances have resulted in the Class A Limited
     Partners' and General Partner's capital accounts and will continue until future allocated income exceeds cumulative cash distributions required of the General Partner.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES


     Essentially all of the Partnership's Total Funds (as defined in the research and development contract between ALZA and the Partnership) have been utilized in the development of TTS Partnership Products. Total Funds consisted of the net proceeds from the sale by the Partnership of the Class A Limited Partnership units, the General Partner's and Class B Limited Partner's capital contributions to the Partnership, and interest and other income earned through temporary investment of Partnership funds, less all necessary expenses of operating the Partnership.

     In accordance with the agreements between ALZA and the Partnership, the Partnership is entitled to receive 4% of net sales of Duragesic-Registered Trademark- (fentanyl transdermal system) CII and Testoderm-Registered Trademark- (testosterone transdermal system) CIII. For the quarter ended September 30, 1996, cash provided from royalties from Duragesic-Registered Trademark- and Testoderm-Registered Trademark- increased to $1,466,697 from $1,124,258 for the same period of 1995. Excess Cash (defined as cash received by the Partnership, less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) is distributed to the Partners. Because the Partnership does not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

     Janssen Pharmaceutica, Inc. (together with its affiliates "Janssen"), a subsidiary of Johnson and Johnson, markets Duragesic-Registered Trademark-in the United States, Canada and 15 other countries worldwide. The product has been cleared for marketing in more than 13 additional countries, including several in Europe, South America and the Far East (excluding Japan). Submissions for marketing clearance are on file in a number of other countries. ALZA Pharmaceuticals, the sales and marketing division of ALZA, co-promotes Duragesic-Registered Trademark-in the United States with Janssen.

     ALZA, through ALZA Pharmaceuticals, markets Testoderm-Registered Trademark-in the United States. The product is expected to be marketed by one or more distributors outside the United States and has been cleared for marketing in Singapore and in more than ten European countries. Commercialization agreements covering 17 Asian countries (excluding Japan) have been signed.

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

     The Partnership earned net income during the third quarter of 1996 of $1,461,040 as compared to $1,113,144 for the third quarter of 1995. The Partnership's royalty income received from ALZA, resulting from Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's net sales of Testoderm-Registered Trademark-, was $1,466,697 during the third quarter of 1996 as compared to $1,124,258 for the third quarter of 1995. The increase is due to increased sales of Duragesic-Registered
     Trademark-. The Partnership had interest income of $7,054 for the third quarter of 1996 as compared to interest income of $5,219 for the third quarter of 1995. The increase was due to a higher level of cash available for investment during the third quarter of 1996 as a result of the higher royalty payment received from ALZA during the quarter.

     General and administrative expenses for the continuing administrative support required for the Partnership are payable to ALZA under an administrative services agreement between ALZA and the Partnership. General and administrative expenses were $12,711 for the third quarter of 1996 as compared to $16,333 for the third quarter of 1995.

     In 1994 and 1995, payments for past administrative services totaled $135,307 and $138,607, respectively. In the first nine months of 1996, payments for administrative services have totaled $124,021. Between December 1987 (at which time all Partnership funds raised at the time of its formation had been utilized) and December 1991 (when the Partnership began receiving royalty revenues on TTS Partnership Product sales), the administrative costs were approximately $20,000 per quarter, totaling approximately $295,000. These costs were payable to ALZA upon receipt of invoice; however, ALZA agreed that the costs could be reimbursed, initially, at a quarterly rate of $5.00 per Partnership unit, which was deducted from Excess Cash from December 1991 through December 1993. In March 1994, the quarterly rate was increased to $10.00 per Partnership unit. In June 1996, it was determined that a further increase in the reimbursement rate was necessary to fully reimburse ALZA for past administrative costs on a more timely basis. Therefore, beginning with the September 1996 distribution, a quarterly deduction has been made from Excess Cash in an amount equal to the actual administrative expenses of the Partnership for the previous quarter plus $10 per Partnership unit to repay past administrative costs. As of September 30, 1996, the Partnership owed ALZA $165,129 for administrative services, of which $151,918 is for past due administrative costs. ALZA has not charged any interest on the past due amounts. At a rate of $10.00 per Partnership unit per quarter, all past administrative costs are expected to be repaid during the fourth quarter of 1997.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          In January 1994, a suit was filed against ALZA by Cygnus Therapeutic Systems ("Cygnus") in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995, the District Court granted ALZA's motion to dismiss the lawsuit. Cygnus appealed that ruling. In August 1996, the Court of Appeals of the Federal Circuit upheld the District Court's dismissal of Cygnus' claims against ALZA. Cygnus has no further right of appeal.


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


                                 ALZA TTS Research Partners, Ltd.
                                          (Registrant)

                                 By:  ALZA Development Corporation
                                          General Partner

                                          By: /s/ David R. Hoffmann
                                             ----------------------
                                                  David R. Hoffmann
                                             President (Chief Executive
                                              Officer), Chief Financial
                                                 Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant by its General Partner and in the capacities and on the dates indicated.


Date:  November 13, 1996                  By: /s/ David R. Hoffmann
                                             ----------------------
                                                  David R. Hoffmann
                                             President (Chief Executive
                                              Officer), Chief Financial
                                                 Officer and Director

Date:  November 13, 1996                 By: /s/ Bonnie J. Burdett
                                             ----------------------
                                                 Bonnie J. Burdett
                                                  Vice President,
                                              Secretary and Director

Date:  November 13, 1996                 By: /s/ James W. Young
                                             ------------------
                                                 James W. Young
                                             Vice President and
                                                   Director

Exhibit Index


EXHIBIT

  27      Financial Data Schedule