Form 10-K
period 1996-12-31
ALZA TTS RESEARCH PARTNERS LTD
filed 1997-03-31
CIK 710178

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ______________________

                                 FORM 10-K


(Mark One)

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                         Commission File Number 0-11839

                         ALZA TTS Research Partners, Ltd.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                           94-2863497
       -----------------------------            ------------------
       (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)          Identification No.)

       950 Page Mill Road, P.O. Box 10950, Palo Alto, CA      94303-0802
       -----------------------------------------------------------------
             (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:    (415) 494-5300

     Securities registered pursuant to Section 12(b) of the Act:

                                    None

     Securities registered pursuant to Section 12(g) of the Act:

                   Class A Limited Partnership Interests

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such requirements for the past 90 days:  Yes   X    No
                                             -----     -----

                        ALZA TTS RESEARCH PARTNERS, LTD.
                   FORM 10-K ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1996


                                 TABLE OF CONTENTS

     Description                                                  Page
     -----------                                                  ----

Item 1. Description of Business ................................     1

Item 2. Properties .............................................     9

Item 3. Legal Proceedings ......................................     9

Item 4. Submission of Matters to a Vote of Security Holders ....     9

Item 5. Market for the Registrant's Common Equity and Related
          Stockholder Matters ..................................    10

Item 6. Selected Financial Data ................................    10

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................    11

Item 8. Financial Statements and Supplementary Data ............    15

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..................    15

Item 10. Directors and Executive Officers of the Registrant ....    16

Item 11. Executive Compensation ................................    17

Item 12. Security Ownership of Certain Beneficial Owners
           and Management ......................................    17

Item 13. Certain Relationships and Related Transactions ........    18

Item 14. Exhibits, Financial Statements, Financial Statement
           Schedules and Reports on Form 8-K ...................    19

                            PART I

Item 1.  DESCRIPTION OF BUSINESS

     ALZA TTS Research Partners, Ltd. (the "Partnership") is a California limited partnership formed on December 30, 1982. ALZA Development Corporation, the general partner of the Partnership (the "General Partner"), is a wholly-owned subsidiary of ALZA Corporation ("ALZA"). The business of the Partnership is the development and licensing of products ("TTS Partnership Products") combining certain generic drug compounds in specified areas of therapy with ALZA's proprietary transdermal therapeutic system ("TTS") technology. In order to undertake its development activities, the Partnership obtained from ALZA a nonexclusive, worldwide, royalty-free license to use ALZA's TTS technology solely for the development, manufacture and sale of TTS Partnership Products.

   The Partnership completed the public sale of 3,200 units of Class A limited partnership interests and the private sale of one Class B limited partnership interest on April 22, 1983. The gross proceeds from these sales, including a one percent capital contribution of the General Partner, were $16,919,192.

PRODUCTS AND TECHNOLOGIES

   The Partnership entered into a research and development agreement (the "Development Contract") with ALZA for the development of TTS Partnership Products in December 1982. As of December 31, 1987, substantially all of the net proceeds from the sale of Partnership interests had been applied towards work done under the Development Contract. As a result, the Partnership has made no payments under the Development Contract since that time.

   A substantial portion of the Partnership's total funds was allocated to two major product development programs, TTS-fentanyl and TTS-testosterone. TTS-fentanyl is a 72-hour transdermal therapeutic system which delivers the narcotic analgesic fentanyl. In August 1990,

TTS-fentanyl (which is being marketed under the trade name Duragesic-Registered Trademark- (fentanyl transdermal system) CII) (see "Distribution Arrangements" below) was cleared for marketing by the United States Food and Drug Administration ("FDA") for management of severe chronic pain when opioid analgesia is indicated, such as in the management of cancer pain. Duragesic-Registered Trademark- has been cleared for marketing in more than 30 additional countries, including several in each of Europe, South America and Asia (excluding Japan). Duragesic-Registered Trademark- is marketed by Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen"), a subsidiary of Johnson and Johnson, and is co-promoted by ALZA in the United States.

   TTS-testosterone is a controlled release dosage form of the major male hormone testosterone designed to re-establish in hypogonadal males the plasma concentrations of testosterone observed in healthy young men. TTS-testosterone was cleared for marketing in the United States in October 1993. In April 1994, ALZA, through its sales and marketing division, ALZA Pharmaceuticals, began marketing the product in the United States under the trade name Testoderm-Registered Trademark- (testosterone transdermal system) CIII. Testoderm-Registered Trademark- has also been cleared for marketing in China, Singapore and in more than ten European countries.

   ALZA Pharmaceuticals will market this product outside the United States through distributors. Commercialization agreements for Testoderm-Registered Trademark- were signed with Scitech Genetics Limited and with Pharmagenesis, Inc. in 1995 covering various Asian countries (excluding Japan). Subsequent to year end, Scitech Genetics launched Testoderm-Registered Trademark- in Singapore. During the fourth quarter of 1996, ALZA signed an agreement with Ferring NV pursuant to which Ferring has the rights to market Testoderm-Registered Trademark- in 12 countries in Europe.

   TTS Partnership Products other than the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products were at very early stages of development when the Partnership's available funds were exhausted in

1987; substantial expenditures would be required if the development of these products were to be completed and the products commercialized. For these products at early stages of development, no arrangements have been made with development partners, and further activities are not contemplated at this time.

CONTINUATION OPTION

   The Partnership granted ALZA an option (the "Continuation Option") to continue the development of any TTS Partnership Product which the Partnership determined for any reason (including lack of funds) not to complete. ALZA exercised the Continuation Option for all TTS Partnership Products in 1987. As a result, ALZA may fund (or obtain funding for) the development of any TTS Partnership Product through the earlier of (i) approval either by the FDA or regulatory authorities in certain foreign countries or (ii) ALZA's exercise of the "License Option" described below. The Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products were completed by ALZA, without the use of the Partnership's funds, under the Continuation Option.

LICENSE OPTION

   The Partnership granted ALZA an option (the "License Option") to acquire a license for any or all of the TTS Partnership Products, on a product-by-product basis. When the License Option is exercised for a TTS Partnership Product, ALZA acquires a worldwide license, including the right to sublicense, make, use and sell such product. The license is exclusive for a period of thirteen years after the actual reduction to practice of the product and nonexclusive thereafter. Under each license, ALZA would make payments to the Partnership based on ALZA's and its affiliates' and sublicensees' sales of the licensed product. If the License Option is not exercised with respect to any TTS Partnership Product, the rights to such product will remain with the Partnership, and the Partnership will need to find other licensees or seek other methods of obtaining a commercial return on the product.

   In 1990, ALZA exercised its License Option for the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products. Under the terms of the agreements between ALZA and the Partnership, the payments to the Partnership under the license for each TTS Partnership Product will be reduced (subject to certain limitations) in proportion to the development costs of the product not funded by the Partnership. In accordance with the agreements, the Partnership receives 4% of net sales of the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products.

   As described above, ALZA's licenses for Testoderm-Registered Trademark- and Duragesic-Registered Trademark- will remain exclusive until thirteen years after the actual reduction to practice of the product. For Testoderm-Registered Trademark-, the period of ALZA's exclusivity ends
July 26, 1998. For Duragesic-Registered Trademark-, the period of exclusivity ends December 4, 1998. If ALZA's license for a product becomes nonexclusive, the General Partner will need to determine whether to appoint others to market and sell the product. Under ALZA's agreement with Janssen covering the Duragesic-Registered Trademark- product, if the product were to be introduced by a third party after ALZA's loss of exclusivity from the Partnership, ALZA's royalty rate due from Janssen with respect to Duragesic-Registered Trademark- would drop significantly. The Partnership's right to receive 4% of net sales from ALZA would not change. ALZA Development Corporation, a wholly-owned subsidiary of ALZA, might have a conflict of interest in connection with any Partnership decision as to whether the product should be licensed to a third party in addition to ALZA.

PURCHASE OPTION

   The General Partner has an option (the "Purchase Option"), exercisable at any time, to purchase all (but not less than all) of the Limited Partners' interests in the Partnership. The exercise price is $120 million, less "Excess Cash" distributed to the Limited Partners. The exercise price may be paid in cash, ALZA common stock, or a combination, at the General Partner's option. The General Partner is under no obligation to exercise the Purchase Option, and the General Partner will exercise the Purchase Option only if ALZA deems such exercise to be in its best interest. The General Partner has not made a determination as to whether to exercise the Purchase Option.

DISTRIBUTION ARRANGEMENTS

   ALZA and the Partnership entered into an agreement with Janssen pursuant to which Janssen has rights to market the Duragesic-Registered Trademark-product in the United States and most international markets. ALZA has the right to co-promote the product with Janssen in the United States, and commenced co-promotion activities during the second quarter of 1994. Janssen launched Duragesic-Registered Trademark- in the United States during the second quarter of 1991, and in Canada during the second quarter of 1992. Janssen has also launched the product in more than 20 other countries, including several in each of Europe, South America and Asia (excluding Japan).

   ALZA has entered into a commercialization agreement with Scitech Genetics Limited to distribute the Testoderm-Registered Trademark- product in Bangladesh, Brunei, Burma, India, Indonesia, Malaysia, Pakistan, Philippines, Singapore, South Korea, Sri Lanka, Thailand and Vietnam and with Pharmagenesis, Inc. to distribute in China, Hong Kong, Macau and Taiwan. Scitech Genetics launched Testoderm-Registered Trademark- in Singapore in January 1997. ALZA also entered into an agreement with Ferring NV pursuant to which Ferring has the rights to distribute the Testoderm-Registered Trademark- product in Austria, Belgium, Denmark, Finland, Germany, Ireland, Luxembourg, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom.

PATENTS

   Patent protection generally has been important in the pharmaceutical industry, and patent applications with respect to the TTS Partnership Products have been filed. The Partnership's success may in large part depend upon (i) the strength of the existing ALZA patents covering the technology used in the development of the TTS Partnership Products and (ii) the ability to obtain strong patent protection for the TTS Partnership Products. ALZA has obtained patents and has pending patent applications covering various aspects of its technology licensed to the Partnership and for the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products. It is impossible to anticipate the breadth or degree of protection that such patents (either current ALZA patents or future patents, if they are granted) will provide to the TTS Partnership Products or the underlying technology. Some of ALZA's earlier patents covering its TTS technology have begun to expire; however, both of the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products are covered by their own product-specific patents.

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

GOVERNMENT REGULATION

   TTS Partnership Products, similar to other pharmaceutical products, require FDA marketing clearance before they can be sold in the United States or, except on a very limited basis, exported to other countries. The clearance of regulatory agencies is also required in foreign countries before TTS Partnership Products can be marketed in those countries. It is impossible to anticipate the amount of time that will be required to obtain regulatory clearance to market any product in any foreign country or whether such clearance will be granted.

   The Duragesic-Registered Trademark- product is cleared for marketing in the United States, and in more than 30 additional countries, including several in each of Europe, South America and Asia (excluding Japan). The Testoderm-Registered Trademark- product has been cleared for marketing in the United States, China, Singapore and in more than ten European countries. Regulatory filings for the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products have been submitted in other European and Asian countries.

COMPETITION

   Competition among products using drug delivery technology is generally based on performance characteristics and price. Marketing and acceptance by hospitals, doctors and patients are also crucial to the success of a product. Health care reimbursement policies of managed care organizations, insurers and government agencies will continue to exert pressure on pricing. The Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products face competition from more traditional forms of therapy using the same or similar drugs, and from transdermal drug delivery systems developed by others. Potential competitors in the area of more traditional forms of drug delivery include all of the major pharmaceutical concerns throughout the world. Many of these entities have greater financial resources, technical staffs and marketing and manufacturing capabilities than does the Partnership or ALZA. Many large and small companies are also competitors in the area of newer drug delivery technologies, and some of these companies have developed transdermal products, some of which are now in the marketplace.

   The major markets for pharmaceutical products developed in the United States are Europe, Japan, and North and South America.

REVENUES

   For the years ended December 31, 1996, 1995 and 1994, the Partnership had royalty income of $6,265,401, $4,441,708 and $3,167,914, respectively, derived from net sales of Duragesic-Registered Trademark- and Testoderm-Registered Trademark-. Interest income for the years ended December 31, 1996, 1995 and 1994 was $28,995, $20,192 and $10,398,
respectively.

EMPLOYEES

   The Partnership has no employees. The Partnership requires certain administrative, accounting, contract management and record keeping services which are presently being provided by ALZA and are billed to the Partnership at ALZA's standard administrative services rate.

Item 2.  PROPERTIES

        The Partnership's principal office is located at 950 Page Mill Road, P.O. Box 10950, Palo Alto, California 94303-0802. The Partnership does not own any of its facilities.

Item 3.  LEGAL PROCEEDINGS

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   There is no established public trading market for the limited partnership interests. The Partnership Agreement contains strict limitations on the transfer of such interests. The Partnership has approximately 2,000 Class A Limited Partners, one Class B Limited Partner and one General Partner. In 1996, 1995 and 1994, $6,097,442, $4,306,401 and $3,032,608, respectively, were distributed to the Limited Partners and General Partner.

Item 6.   SELECTED FINANCIAL DATA

                                   1996           1995         1994            1993         1992
                               -----------    -----------   -----------    -----------   ----------
Royalty income                 $ 6,265,401    $ 4,441,708   $ 3,167,914    $ 2,720,568   $1,447,746

Interest                            28,995         20,192        10,398          7,759        5,151

Net income                       6,207,848      4,361,647     3,082,860      2,634,523    1,384,540

Net income,
   Class A Limited Partners      6,035,020      4,318,031     3,052,032      2,608,178      656,259

Net income,
   Class B Limited Partner         110,749              -             -              -      669,633

Net income,
   General Partner                  62,079         43,616        30,828         26,345       58,648

Total assets                        77,586         48,245        28,155         17,757        9,996

Total liabilities                  146,381        227,446       262,602        302,456      276,304

Total Cash Distribution          6,097,442      4,306,401     3,032,608      2,652,914    1,379,341
Class A Partners                 5,768,192      4,073,856     2,868,864      2,509,632    1,294,880
Class B Partner                    268,287        189,481       133,435        116,728       70,646
General Partner                     60,963         43,064        30,309         26,554       13,815

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All of the Partnership's Total Funds (as defined in the Development Contract) have been utilized in the development of TTS Partnership Products. Total Funds consisted of the net proceeds from the sale by the Partnership of the Class A Limited Partnership units, the General Partner's and Class B Limited Partner's capital contributions to the Partnership, and interest and other income earned through temporary investment of Partnership funds, less all necessary expenses of operating the Partnership. In accordance with the agreements between ALZA and the Partnership, the Partnership is entitled to receive 4% of net sales of Duragesic-Registered Trademark- and Testoderm-Registered Trademark-. For the year ended December 31, 1996, cash received from royalties from Duragesic-Registered Trademark- and Testoderm-Registered Trademark- increased to $6,265,401 from $4,441,708 for 1995. Excess Cash (defined as cash received by the Partnership, less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) is distributed to the Partners. Because the Partnership does not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

RESULTS OF OPERATIONS

     From 1982 through 1987, the Partnership utilized all of the funds raised at the time of its formation, primarily to fund product development at ALZA. Until the introduction of Duragesic-Registered Trademark- in 1991, the Partnership had been without cash for either operations or distribution since 1987.

     The Partnership earned net income of $6,207,848, $4,361,647 and $3,082,860 for 1996, 1995 and 1994, respectively. The Partnership received royalty income of $6,265,401, $4,441,708 and $3,167,914 for 1996, 1995 and 1994, respectively, from ALZA based on Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's net sales of Testoderm-Registered Trademark-. The increase in royalty income is due to increased sales of Duragesic-Registered Trademark-. As stated above, the Partnership does not make commercialization decisions regarding TTS Partnership Products; therefore, its potential royalty stream and income are not within the Partnership's control. The interest income earned by the Partnership was $28,995, $20,192, and $10,398 during the years ended December 31, 1996, 1995 and 1994, respectively. The increase was due to a higher level of cash available for investment during 1996 as a result of the higher royalty payments received from ALZA.

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

     Under the terms of the Partnership Agreement, net income is allocated in the inverse order of the losses previously allocated. To the extent losses were allocated 100% to the General Partner, net income was allocated 100% to the General Partner in an amount equal to such losses prior to allocation of net income to the Class A and Class B Limited Partners. Then, to the extent losses were allocated 99% to the Class B Limited Partner, any net income was allocated 99% to the Class B Limited Partner (and 1% to the General Partner) in an amount equal to such losses prior to any net income being allocated to the Class A Limited Partners. Then, to the extent losses were allocated 99% to the Class A Limited Partners, net income was allocated 99% to the Class A Limited Partners (and 1% to the General Partner.) As provided in the Partnership Agreement, once the amount of net income allocated to the Class A Limited Partners and the General Partner equaled previously allocated losses (which occurred during the third quarter of 1996), subsequent income began to be allocated 99% to the Class A and Class B Limited Partners, pro rata, and 1% to the General Partner.

     The General Partner is required by the Partnership Agreement to distribute, on a quarterly basis, all of the Partnership's Excess Cash (which consists of all cash received by the Partnership less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) in proportion to the Partners' respective capital contribution percentages. Given the methodology for the allocation of losses and income as discussed above, deficit balances have resulted in the Class A Limited Partners' and General Partner's capital accounts and will continue until future allocated income exceeds cumulative cash distributions required of the General Partner.

     There were no research and development expenses in 1996, 1995, or 1994 due to the fact that the Partnership had expended all of its Total Funds.

     General and administrative expenses were $86,548, $100,253, and $95,452 for the years ended December 31, 1996, 1995 and 1994, respectively. These expenses are payable to ALZA under an administrative services agreement between ALZA and the Partnership.

     In 1994 and 1995, payments made to ALZA for past administrative services totaled $135,307 and $138,607, respectively. In 1996, payments for past and current administrative services totaled $172,459. Between December 1987 (at which time all Partnership funds, raised at the time of its formation, had been utilized) and December 1991 (when the Partnership began receiving royalty revenues on TTS Partnership Product sales), the administrative costs were approximately $20,000 per quarter, totaling approximately $295,000. These costs were due and payable to ALZA upon invoice; however, ALZA agreed that the costs could be reimbursed over time, initially, at a quarterly rate of $5.00 per Partnership unit, which were deducted from Excess

Cash from December 1991 through December 1993. In March 1994, the quarterly rate was increased to $10.00 per Partnership unit. In June 1996, it was determined that a further increase in the reimbursement rate was necessary to fully reimburse ALZA for past administrative costs on a more timely basis. Therefore, beginning with the September 1996 distribution, a quarterly deduction has been made from Excess Cash in an amount equal to the actual administrative expenses of the Partnership for the previous quarter plus $10.00 per Partnership unit to repay past administrative costs. ALZA has not charged any interest on the past due amounts. At the rate of $10.00 per Partnership unit per quarter, all unpaid past administrative costs (totalling $116,691 as of December 31, 1996), are expected to be repaid by the fourth quarter of 1997.

      The Partnership maintains its books using a modified basis of cash receipts and disbursements which is different from accrual basis accounting in that royalty revenues are not recognized until the related cash is received.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements: Incorporated herein by reference to the Financial Statements and Additional Information attached as Exhibit 13.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership has no directors or executive officers. The affairs of the Partnership are managed by its General Partner. David R. Hoffmann has served as a director and officer of the General Partner from its inception. James W. Young was named a director and a Vice President of the General Partner in 1996 to replace a retiring director. There is presently a vacancy on the Board of Directors due to the recent retirement of a director. The current directors intend to appoint an additional director in the near future.

     Name           Age                      Positions Held
     ----           ---      ----------------------------------------------
David R. Hoffmann   52       President (Chief Executive Officer), Chief
                             Financial Officer and Director of the
                             General Partner; Vice President (since
                             1985) and Treasurer of ALZA (since 1987)

James W. Young      52       Vice President and Director of the
                             General Partner; Senior Vice President,
                             Commercial Development of ALZA (since 1995)

Item 11.   EXECUTIVE COMPENSATION

     The directors and executive officers of the General Partner do not receive any remuneration from the Partnership or the General Partner. All of them do, however, receive salaries from ALZA for their services to ALZA. To the extent that they perform administrative functions on behalf of the Partnership, a portion of their salaries is billed by ALZA to the Partnership as an administrative cost.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                            Percent
                         Name and Address of            Amount and Nature of Beneficial       of
Title of Class           Beneficial Owner               Ownership Class                      Class
-------------------      -------------------------      -------------------------------     -------
General                  ALZA Development               General Partnership Interest          100%
Partnership              Corporation                    which amounts to 1% of the total
Interest                 950 Page Mill Road             capital of the Partnership.
                         P.O. Box 10950
                         Palo Alto, CA
                         94303-0802

Class B Limited          Stada Arzneimittel AG,         Class B Limited Partnership           100%
Partnership              Stadastrasse 2-18 61118        Interest which amounts to
Interest                 Bad Vilbel Germany             $750,000.

     None of the directors or officers of the General Partner own any direct interest in the Partnership or the General Partner. The General Partner has an option to purchase all of the Limited Partners' interests for $120 million (payable in cash, ALZA common stock or a combination, at the General Partner's option), less an amount equal to all cash distributed to the Limited Partners by the Partnership.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Under the terms of an administrative services agreement between ALZA and the Partnership, in 1996 the Partnership paid ALZA a total of $172,459 for past and current administrative expenses.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report on Form 10-K:

    1. Financial Statements: Incorporated herein by reference to the Financial Statements and Additional Information attached as
          Exhibit 13.

    2.    Financial Statement Schedules:  None.

    3.    Exhibits:

           4.1 Agreement of Limited Partnership filed as Exhibit 3.A to Amendment No. 1 to Form S-1 Registration Statement No. 2-80595 ("Registration Statement") filed with the Securities and Exchange Commission on February 11, 1983.
           4.2 Certificate of Limited Partnership filed as Exhibit 3.B to the Registration Statement.
          10.1 Research and Development Contract between ALZA Corporation and the Partnership dated 12/30/82 filed as Exhibit 10.A to the Registration Statement.
          10.2 Technology License Agreement between ALZA Corporation and the Partnership dated 12/30/82 filed as Exhibit 10.B to the Registration Statement.
          10.3 Option Agreement between ALZA Corporation and the Partnership dated 12/30/82 filed as Exhibit 10.C to the Registration Statement.
          13.   Financial Statements and Additional Information.
          23.   Consent of Ernst & Young LLP, Independent Auditors.
          27.   Financial Data Schedule.

(b) Reports on Form 8-K: None.

                       ALZA TTS Research Partners, Ltd.
                        Index to Financial Statements
                                (Item 14(a))

                                                            PAGE
FINANCIAL STATEMENTS:                                      NUMBER
---------------------                                      ------
Report of Ernst & Young LLP, Independent
Auditors                                                      1

Statements of Assets, Liabilities, and Partners'
Capital (Deficit) at December 31, 1996 and 1995               2

Statements of Revenue Collected and Expenses for
the Years ended December 31, 1996, 1995 and 1994              3

Statements of Partners' Capital (Deficit) for the
Years ended December 31, 1996, 1995, 1994                     4

Statements of Cash Flows for the Years ended
December 31, 1996, 1995 and 1994                              5

Notes to Financial Statements                               6 - 11

Additional Information                                     13 - 15


     The above financial statements are included in the Financial Statements and Additional Information, attached as Exhibit 13, and are hereby incorporated by reference.

     All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

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

                                           ALZA TTS Research Partners, Ltd.
                                                    (Registrant)

                                           By:  ALZA Development Corporation
                                                     General Partner


                                           By:   /s/ David R. Hoffmann
                                              -------------------------------
                                                  David R. Hoffmann
                                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant by its General Partner and in the capacities and on the dates indicated.

Date:  March 26, 1997                        /s/ David R. Hoffmann
                                         -------------------------------
                                                David R. Hoffmann
                                           President (Chief Executive
                                           Officer), Chief Financial
                                              Officer and Director



Date:  March 26, 1997                          /s/ James W. Young
                                          ------------------------------
                                                 James W. Young
                                               Director and Vice
                                                   President

                                EXHIBIT INDEX

                       ALZA TTS RESEARCH PARTNERS, LTD.

                          ANNUAL REPORT ON FORM 10-K



     Exhibit         Exhibit
     Number          Name
     -------         --------------------
       4.1           Agreement of Limited Partnership

       4.2           Certificate of Limited Partnership

      10.1           Research and Development
                     Contract between ALZA Corporation and the Partnership dated 12/30/82

      10.2 Technology License Agreement between ALZA Corporation and the Partnership dated 12/30/82

      10.3 Option Agreement between ALZA Corporation and the Partnership dated 12/30/82

       13            Financial Statements and Additional Information

       23            Consent of Ernst & Young LLP, Independent Auditors

       27            Financial Data Schedule