Form 10-Q
period 1997-03-31
ALZA TTS RESEARCH PARTNERS LTD
filed 1997-05-14
CIK 710178

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997 or

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ___________.

                            Commission File Number 0-11839


                         ALZA TTS RESEARCH PARTNERS, LTD.
           -------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               California                                     94-2863497
    -----------------------------------                 ---------------------
       (State or other jurisdiction                        I.R.S. Employer
     of incorporation or organization)                  Identification Number)


            950 Page Mill Road, P.O. Box 10950, Palo Alto, CA, 94303-0802
      ------------------------------------------------------------------------
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


                                  Yes   X    No
                                     ------    ------

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                     Statements of Revenue Collected and Expenses
                                     (unaudited)




                                            Three Months Ended March 31,
                                                1997              1996
                                            ------------      ------------
REVENUE:
    Royalty income                           $2,081,221        $1,217,549
    Interest income                               8,359             5,564
                                            ------------      ------------
    Total revenue                             2,089,580         1,223,113

EXPENSES:
    General and administrative                   40,003            27,450
                                            ------------      ------------
NET INCOME                                   $2,049,577        $1,195,663
                                            ------------      ------------
                                            ------------      ------------
Allocation of net income:
    General Partner                          $   20,496        $   11,957
    Class A Limited Partners                  1,938,900         1,183,706
    Class B Limited Partner                      90,181                 -
                                            ------------      ------------
NET INCOME                                   $2,049,577        $1,195,663
                                            ------------      ------------
                                            ------------      ------------
NET INCOME PER CLASS A
    LIMITED PARTNERSHIP UNIT                 $   605.91        $   369.91
                                            ------------      ------------
                                            ------------      ------------


                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                       Statements of Assets, Liabilities and
                           Partners' Capital (Deficit)



                                               March 31,      December 31,
ASSETS                                           1997            1996
                                             -------------   --------------
                                              (unaudited)
Current assets - Cash                          $  86,005      $   77,586
                                             -------------   --------------
                                             -------------   --------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities - Payable to
    ALZA  Corporation                          $ 122,927       $ 146,381


Partners' capital (deficit):
    Class A Limited Partners,
         3,200 units outstanding                 (39,740)        (69,904)
    Class B Limited Partner                        3,207           1,805
    General Partner                                 (389)           (696)
                                             -------------   --------------
    Total partners' deficit                      (36,922)        (68,795)
                                             -------------   --------------
                                                $ 86,005       $  77,586
                                             -------------   --------------
                                             -------------   --------------


                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                       Statement of Partners' Capital (Deficit)
                                     (unaudited)



                               Class A       Class B                         Total
                               Limited       Limited         General       Partners'
                              Partners       Partner         Partner        Capital
                         ---------------  ------------  --------------  -------------
BALANCE,
    DECEMBER 31,
    1994                   $  (580,907)   $  348,824     $    (2,364)   $   (234,447)

Net income                   4,318,031             -          43,616       4,361,647
Payments to
    partners                (4,073,856)     (189,481)        (43,064)     (4,306,401)
                         ---------------  ------------  --------------  -------------
BALANCE,
    DECEMBER 31,
    1995                      (336,732)      159,343          (1,812)       (179,201)

Net income                   6,035,020       110,749          62,079       6,207,848
Payments to
    partners                (5,768,192)     (268,287)        (60,963)     (6,097,442)
                         ---------------  ------------  --------------  -------------
BALANCE,
    DECEMBER 31,
    1996                       (69,904)        1,805            (696)        (68,795)

Net income                   1,938,900        90,181          20,496       2,049,577
Payments to
    partners                (1,908,736)      (88,779)        (20,189)     (2,017,704)
                         ---------------  ------------  --------------  -------------
BALANCE,
    MARCH 31,
    1997                  $    (39,740)  $     3,207     $      (389)   $    (36,922)
                         ---------------  ------------  --------------  -------------
                         ---------------  ------------  --------------  -------------



                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                              (A limited partnership)

                               Statements of Cash Flows
                   For the Three Months Ended March 31, 1997 and 1996
                            Increase (Decrease) in Cash
                                     (unaudited)


                                                   Three Months Ended March 31,
                                                       1997            1996
                                                  -------------  --------------
    Cash flows from operating activities:

         Net income                                $ 2,049,577    $   1,195,663

         Adjustments to reconcile net income
              to net cash used in operating
              activities:

         Payments to Partners                       (2,017,704)      (1,183,722)

         Decrease in liabilities:
              Payable to ALZA Corporation              (23,454)          (6,375)
                                                   -------------   --------------
    Net cash provided by operating
         activities                                      8,419            5,566

    Cash at beginning of period                         77,586           48,245
                                                   -------------   --------------

    Cash at end of period                          $    86,005      $    53,811
                                                   -------------   --------------
                                                   -------------   --------------



                               See accompanying notes.

                                              ALZA TTS Research Partners, Ltd.
                                                               March 31, 1997


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    INTRODUCTION

    The financial statements of ALZA TTS Research Partners, Ltd. (the "Partnership") included herein should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying interim financial statements of the Partnership for the three months ended March 31, 1997 and March 31, 1996 are unaudited but include all adjustments which the General Partner (ALZA Development Corporation, a wholly-owned subsidiary of ALZA Corporation) believes necessary for fair presentation. These financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in that royalty revenues are not recognized until the related cash is received.

    ORGANIZATION

    The Partnership was formed on December 30, 1982 to conduct research and development on products combining the proprietary transdermal therapeutic system technology of ALZA Corporation ("ALZA") with certain generic compounds (the "TTS Partnership Products"). On April 22, 1983, the closing of the sale to the public of Class A Limited Partnership units took place. At March 31, 1997 the Partnership's capital consisted of 3,200 Class A Limited Partnership units purchased for $5,000 each, an original investment by the Class B Limited Partner of $750,000 and an original investment by the General Partner of $169,192. Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), net losses were allocated as follows: first, 1% to

                                              ALZA TTS Research Partners, Ltd.
                                                               March 31, 1997

    the General Partner and 99% to the Class A Limited Partners and then, after the capital account of the Class A Limited Partners was reduced to zero, 1% to the General Partner and 99% to the Class B Limited Partner. After the capital accounts of the Class A and Class B Limited Partners were reduced to zero, losses were allocated 100% to the General Partner.

    Under the terms of the Partnership Agreement, net income is allocated in the inverse order of the losses previously allocated. To the extent losses were allocated 100% to the General Partner, net income was allocated 100% to the General Partner in an amount equal to such losses prior to allocation of net income to the Class A and Class B Limited Partners. Then, to the extent losses were allocated 99% to the Class B Limited Partner, net income was allocated 99% to the Class B Limited Partner (and 1% to the General Partner) in an amount equal to such losses prior to any net income being allocated to the Class A Limited Partners. Then, to the extent losses were allocated 99% to the Class A Limited Partners, net income was allocated 99% to the Class A Limited Partners (and 1% to the General Partner.) As provided in the Partnership Agreement, once the amount of net income allocated to the Class A Limited Partners and the General Partner equaled previously allocated losses (which occurred during the third quarter of 1996), subsequent income began to be allocated 99% to the Class A and Class B Limited Partners, pro rata, and 1% to the General Partner.

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

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997


    Limited Partners' and General Partner's capital accounts and will continue until future allocated income exceeds cumulative cash distributions required of the General Partner.

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997

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

    In accordance with the agreements between ALZA and the Partnership, the Partnership is entitled to receive 4% of net sales of Duragesic-Registered Trademark- (fentanyl transdermal system) CII and Testoderm-Registered Trademark- (testosterone transdermal system).
    For the quarter ended March 31, 1997, cash provided from royalties from Duragesic-Registered Trademark- and Testoderm-Registered Trademark-increased to $2,081,221 from $1,217,549 for the same period of 1996. Excess Cash (defined as cash received by the Partnership, less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) is distributed to the Partners. Because the Partnership does not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

    Janssen Pharmaceutica, Inc. (together with its affiliates "Janssen"), a subsidiary of Johnson and Johnson, markets Duragesic-Registered Trademark- in the United States, Canada and in more than 20 countries worldwide. The product has been cleared for marketing in seven additional countries. Submissions for marketing clearance are on file in a number of other countries. ALZA Pharmaceuticals, the sales and

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997

    marketing division of ALZA, co-promotes Duragesic-Registered Trademark-in the United States with Janssen.

    ALZA, through ALZA Pharmaceuticals, markets Testoderm-Registered Trademark- in the United States. ALZA Pharmaceuticals will market Testoderm-Registered Trademark- through distributors outside the United States. Commercialization agreements covering 17 Asian countries (excluding Japan) were signed with Scitech Genetics Limited and Pharmagenesis, Inc. in 1995. Scitech Genetics launched Testoderm-Registered Trademark- in Singapore in January 1997. An agreement was signed during the fourth quarter of 1996 with Ferring NV, pursuant to which Ferring has the right to distribute Testoderm-Registered Trademark- in 12 European countries. Testoderm-Registered Trademark- has been cleared for marketing in more than ten European countries.

    TTS Partnership Products other than the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products were at very early stages of development when the Partnership's available funds were exhausted in 1987. Substantial expenditures would be required if the development of these products were to be completed and the products commercialized. For these products at early stages of development, no arrangements have been made with development partners, and further activities are not contemplated at this time.

    The Partnership granted ALZA an option (the "License Option") to acquire a license for any or all of the TTS Partnership Products, on a product-by-product basis. In 1990, ALZA exercised its option to acquire worldwide licenses (with the right to sublicense) to make, use and sell the Duragesic-Registered Trademark- and Testoderm-Registered
    Trademark- products. These licenses for each product are exclusive until thirteen years after the actual reduction to practice of such product and become nonexclusive thereafter. For Testoderm-Registered
    Trademark-, the period of ALZA's exclusivity ends July 26, 1998. For Duragesic-Registered Trademark-, the period of ALZA's exclusivity ends December 4, 1998.

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997

    If ALZA's license for a product becomes nonexclusive, the General Partner will need to determine whether to appoint others to market and sell the product. Under ALZA's agreement with Janssen covering the Duragesic-Registered Trademark- product, if the product were to be introduced by a third party after ALZA's loss of exclusivity from the Partnership, ALZA's royalty rate due from Janssen with respect to Duragesic-Registered Trademark- would drop significantly. The Partnership's right to receive 4% of net sales from ALZA would not change. It is likely that ALZA Development Corporation, a wholly-owned subsidiary of ALZA, would have a conflict of interest in connection with any Partnership decision as to whether the product should be licensed to a third party in addition to ALZA. In such an event, ALZA Development Corporation would likely resign as the General Partner and the Partnership would have to appoint a new general partner.

    The General Partner has an option (the "Purchase Option"), exercisable at any time, to purchase all (but not less than all) of the Limited Partners' interests in the Partnership. The exercise price is $120 million, less Excess Cash distributed to the Limited Partners. The exercise price will be paid by check to the Limited Partners. The General Partner is under no obligation to exercise the Purchase Option, and the General Partner will exercise the Purchase Option only if ALZA deems such exercise to be in its best interest. The General Partner has not made a determination as to whether to exercise the Purchase Option.

    RESULTS OF OPERATIONS

    From 1982 through 1987 the Partnership utilized all of the funds raised at the time of its formation, primarily to fund product development at ALZA. Until the

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997

    introduction of Duragesic-Registered Trademark- in 1991, the Partnership had been without cash for either operations or distribution since 1987.

    The Partnership earned net income during the first quarter of 1997 of $2,049,577 as compared to $1,195,663 for the first quarter of 1996. The Partnership's royalty income received from ALZA based on Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's net sales of Testoderm-Registered Trademark- was $2,081,221 during the first quarter of 1997 as compared to $1,217,549 for the first quarter of 1996. The increase is due to increased sales of Duragesic-Registered Trademark-. As stated above, the Partnership does not make commercialization decisions regarding TTS Partnership Products; therefore, its potential royalty stream and income are not within the Partnership's control. The Partnership had interest income of $8,359 for the first quarter of 1997 as compared to interest income of $5,564 for the first quarter of 1996. The increase was due to a higher level of cash available for investment during the first quarter of 1997 as a result of the higher royalty payment received from ALZA during the quarter.

    General and administrative expenses for the continuing administrative support required for the Partnership are payable to ALZA under an administrative services agreement between ALZA and the Partnership. General and administrative expenses were $40,003 for the first quarter of 1997 as compared to $27,450 for the first quarter of 1996. The increase is due to the timing of the payment to the Partnership's auditor for services provided in connection with their review of quarterly and year end reports for 1996.

    Between December 1987 (at which time all Partnership funds, raised at the time of its formation, had been utilized) and December 1991 (when the Partnership began receiving royalty revenues on TTS Partnership

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997

    Product sales), costs for administrative services totaled $295,000.
    Such costs were due and payable to ALZA upon invoice but were not paid when due. In 1991, ALZA agreed that the costs could be reimbursed over time, initially, at a quarterly rate of $5.00 per Partnership unit, which were deducted from Excess Cash from December 1991 through December 1993. In March 1994, the quarterly rate was increased to $10.00 per Partnership unit. In June 1996, it was determined that a further increase in the reimbursement rate was necessary to fully reimburse ALZA for past administrative costs on a more timely basis. Therefore, beginning with the September 1996 distribution, a quarterly deduction has been made from Excess Cash in an amount equal to the actual administrative expenses of the Partnership for the previous quarter plus the $10.00 per Partnership unit to repay past administrative costs.
    ALZA has not charged any interest on the past due amounts. At the rate of $10.00 per Partnership unit per quarter, all remaining past administrative costs, totaling $69,315 as of March 31, 1997, are expected to be repaid by the fourth quarter of 1997. In the first quarter of 1997, payments for past and current administrative expenses totaled $77,067. In 1994, 1995 and 1996, payments made to ALZA for past and current administrative expenses totaled $135,307, $138,607 and $172,459, respectively.

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997



PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits:

         27  Financial Data Schedule

 (b)     Reports on Form 8-K:

         None.

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997


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

                                            ALZA TTS Research Partners, Ltd.
                                                     (Registrant)

                                            By:  ALZA Development Corporation
                                                      General Partner

                                                By: /s/ David R. Hoffmann
                                                  ---------------------------
                                                        David R. Hoffmann
                                                   President (Chief Executive
                                                    Officer), Chief Financial
                                                       Officer and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant by its General Partner and in the capacities and on the dates indicated.

    Date:  May 14, 1997                           By: /s/ David R. Hoffmann
                                                     -----------------------
                                                          David R. Hoffmann
                                                     President (Chief Executive
                                                      Officer), Chief Financial
                                                        Officer and Director

    Date:  May 14, 1997                            By: /s/ James W. Young
                                                      -----------------------
                                                           James W. Young
                                                        Vice President and
                                                              Director

                                            ALZA TTS Research Partners, Ltd.
                                                             March 31, 1997

                                   Exhibit Index

    Exhibit
    -------
       27         Financial Data Schedule