Form 10-Q
period 1997-06-30
ALZA TTS RESEARCH PARTNERS LTD
filed 1997-08-11
CIK 710178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997 or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ___________.

                         Commission File Number 0-11839


                      ALZA TTS RESEARCH PARTNERS, LTD.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             California                             94-2863497
 ---------------------------------              ----------------------
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

Yes   _X_    No ___

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                              ALZA TTS RESEARCH PARTNERS, LTD.
                                 (A limited partnership)

                      Statements of Revenue Collected and Expenses
                                       (unaudited)

                                        Three Months Ended, June 30,         Six Months Ended, June 30,
                                           1997             1996                1997            1996
                                       ----------         ----------         ----------       ----------
REVENUE:
     Royalty income                    $1,911,236         $1,821,191         $3,992,457       $3,038,740
     License Fee                          250,000                  -            250,000                -
     Interest income                       10,312              8,294             18,671           13,858
                                       ----------         ----------         ----------       ----------
          Total revenue                 2,171,548          1,829,485          4,261,128        3,052,598


EXPENSES:
     General and administrative            26,830             18,441             66,833           45,891
                                       ----------         ----------         ----------       ----------

NET INCOME                             $2,144,718         $1,811,044         $4,194,295       $3,006,707
                                       ----------         ----------         ----------       ----------
                                       ----------         ----------         ----------       ----------

Allocation of net income:

     General Partner                   $   21,447         $   18,110         $   41,943       $   30,067
     Class A Limited Partners           2,028,903          1,792,934          3,967,803        2,976,640
     Class B Limited Partner               94,368                  -            184,549                -
                                       ----------         ----------         ----------       ----------

NET INCOME                             $2,144,718         $1,811,044         $4,194,295       $3,006,707
                                       ----------         ----------         ----------       ----------
                                       ----------         ----------         ----------       ----------

NET INCOME PER CLASS A
     LIMITED PARTNERSHIP UNIT          $   634.03         $   560.29         $ 1,239.94       $   930.20
                                       ----------         ----------         ----------       ----------
                                       ----------         ----------         ----------       ----------

                            See accompanying notes.

                       ALZA TTS RESEARCH PARTNERS, LTD.
                           (A limited partnership)

                   Statements of Assets, Liabilities and
                        Partners' Capital (Deficit)


                                                    June 30,       December 31,
                                                      1997             1996
                                                   -----------     ------------
                                                   (unaudited)
ASSETS

Current assets - Cash                                $96,317         $ 77,586
                                                     -------         --------
                                                     -------         --------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities - Payable to
   ALZA Corporation                                  $62,318         $146,381

Partners' capital (deficit):
     Class A Limited Partners,
          3,200 units outstanding                     27,307          (69,904)
     Class B Limited Partner                           6,328            1,805
     General Partner                                     364             (696)
                                                     -------         --------

     Total partners' capital (deficit)                33,999          (68,795)
                                                     -------         --------

     Total liabilities and partners'
          capital (deficit)                          $96,317         $ 77,586
                                                     -------         --------
                                                     -------         --------




                             See accompanying notes.

                        ALZA TTS RESEARCH PARTNERS, LTD.
                           (A limited partnership)

                   Statement of Partners' Capital (Deficit)
                               (unaudited)

                                          Class A       Class B                       Total
                                          Limited       Limited        General       Partners'
                                          Partners      Partner        Partner        Capital
                                       -----------    ----------      --------    ------------
BALANCE, DECEMBER 31, 1994             $  (580,907)   $  348,824      $ (2,364)   $   (234,447)

Net income                               4,318,031             -        43,616       4,361,647
Payments to partners                    (4,073,856)     (189,481)      (43,064)     (4,306,401)
                                       -----------    ----------      --------    ------------

BALANCE, DECEMBER 31, 1995                (336,732)      159,343        (1,812)       (179,201)

Net income                               6,035,020       110,749        62,079       6,207,848
Payments to partners                    (5,768,192)     (268,287)      (60,963)     (6,097,442)
                                       -----------    ----------      --------    ------------

BALANCE, DECEMBER 31, 1996                 (69,904)        1,805          (696)       (68,795)

Net income                               3,967,803       184,549        41,943      4,194,295
Payments to partners                    (3,870,592)     (180,026)      (40,883)    (4,091,501)
                                       -----------    ----------      --------    ------------

BALANCE, JUNE 30, 1997                 $    27,307    $    6,328      $    364    $    33,999
                                       -----------    ----------      --------    ------------
                                       -----------    ----------      --------    ------------





                             See accompanying notes.

                        ALZA TTS RESEARCH PARTNERS, LTD.
                          (A limited partnership)

                          Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996
                         Increase (Decrease) in Cash
                               (unaudited)


                                                  Six Months Ended June 30,
                                                      1997           1996
                                                 -----------     -----------
Cash flows from operating activities:

       Net income                                $ 4,194,295     $ 3,006,707

       Adjustments to reconcile net income
            to net cash used in operating
            activities:

       Payments to Partners                       (4,091,501)     (2,971,087)

       Decrease in liabilities:
            Payable to ALZA Corporation              (84,063)        (21,560)
                                                 -----------     -----------
Net cash provided by operating
     activities                                       18,731          14,060

Cash at beginning of period                           77,586          48,245
                                                 -----------     -----------

Cash at end of period                            $    96,317     $    62,305
                                                 -----------     -----------
                                                 -----------     -----------









                             See accompanying notes.

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     INTRODUCTION

     The financial statements of ALZA TTS Research Partners, Ltd. (the "Partnership") included herein should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying interim financial statements of the Partnership for the three and six months ended June 30, 1997 and June 30, 1996 are unaudited but include all adjustments which the General Partner (ALZA Development Corporation, a wholly-owned subsidiary of ALZA Corporation) believes necessary for fair presentation. These financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in that royalty revenues are not recognized until the related cash is received.

     ORGANIZATION

     The Partnership was formed on December 30, 1982 to conduct research and development on products combining the proprietary transdermal therapeutic system technology of ALZA Corporation ("ALZA") with certain generic compounds (the "TTS Partnership Products"). On April 22, 1983, the closing of the sale to the public of Class A Limited Partnership units took place. At June 30, 1997 the Partnership's capital consisted of 3,200 Class A Limited Partnership units purchased for $5,000 each, an original investment by the Class B Limited Partner of $750,000 and an original investment by the General Partner of $169,192. Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), net losses were allocated as follows: first, 1% to

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


     the General Partner and 99% to the Class A Limited Partners and then, after the capital account of the Class A Limited Partners was reduced to zero, 1% to the General Partner and 99% to the Class B Limited Partner. After the capital accounts of the Class A and Class B Limited Partners were reduced to zero, losses were allocated 100% to the General Partner.

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

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


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

     In accordance with the agreements between ALZA and the Partnership, the Partnership is entitled to receive 4% of net sales of Duragesic-Registered Trademark- (fentanyl transdermal system) CII and Testoderm-Registered Trademark- (testosterone transdermal system). For the quarter ended June 30, 1997, cash provided from royalties from Duragesic-Registered Trademark- and Testoderm-Registered Trademark- increased to $1,911,236 from $1,821,191 for the same period of 1996. Excess Cash (defined as cash received by the Partnership, less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) is distributed to the Partners. Because the Partnership does not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

     Janssen Pharmaceutica, Inc. (together with its affiliates "Janssen"), a subsidiary of Johnson and Johnson, markets Duragesic-Registered Trademark-in the United States, Canada and in more than 25 other countries worldwide. The product has been cleared for marketing in six additional countries. Submissions for marketing clearance are on file in a number of other countries. ALZA Pharmaceuticals, the sales and

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


     marketing division of ALZA, co-promotes Duragesic-Registered Trademark-in the United States with Janssen.

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

     The Partnership granted ALZA an option (the "License Option") to acquire a license for any or all of the TTS Partnership Products, on a product-by-product basis. In 1990, ALZA exercised its option to acquire worldwide licenses (with the right to sublicense) to make, use and sell the Duragesic-Registered Trademark- and Testoderm-Registered Trademark-products. These licenses for each product are exclusive until thirteen years after the actual reduction to practice of such product and become nonexclusive thereafter. For Testoderm-Registered Trademark-, the period of ALZA's exclusivity ends July 26, 1998. For Duragesic-Registered Trademark-, the period of ALZA's exclusivity ends December 4, 1998.

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


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

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


     The Partnership earned net income of $2,144,718 and $4,194,295 for the three and six months ended June 30, 1997 as compared with $1,811,044 and $3,006,707 for the three and six months ended June 30, 1996. The Partnership's royalty income received from ALZA based on Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's net sales of Testoderm-Registered Trademark- was $1,911,236 and $3,992,457 for the three and six months ended June 30, 1997 as compared with $1,821,191 and $3,038,740 for the three and six months ended June 30, 1996. The increase is due to increased sales of Duragesic-Registered Trademark-. In addition, during the second quarter of 1997, the Partnership received a license fee from ALZA relating to Testoderm-Registered Trademark- as described below. As stated above, the Partnership does not make commercialization decisions regarding
     TTS Partnership Products; therefore, its potential royalty stream and income are not within the Partnership's control.

     During the fourth quarter of 1996, an agreement was signed with Ferring NV pursuant to which Ferring has the right to distribute Testoderm-Registered Trademark- in 12 European countries. As a result of the execution of the agreement with Ferring, during the second quarter of 1997, the Partnership received a license fee of $250,000 from ALZA pursuant to the terms of the License Agreement between the Partnership and ALZA for Testoderm-Registered Trademark-.

     The Partnership had interest income of $10,312 and $18,671 for the three and six months ended June 30, 1997 as compared with interest income of $8,294 and $13,858 for the three and six months ended June 30, 1996. The increase was due to a higher level of cash available for investment during the second quarter of 1997 as a result of the higher royalty payment and license fee payment received from ALZA during the quarter.

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


     General and administrative expenses for the continuing administrative support required for the Partnership are payable to ALZA under an administrative services agreement between ALZA and the Partnership.
     General and administrative expenses were $26,830 and $66,833 for the three and six months ended June 30, 1997 as compared with $18,441 and $45,891 for the three and six months ended June 30, 1996. The increase is due to the timing of certain payments, including the payment to the Partnership's auditor for professional services.

     Between December 1987 (at which time all Partnership funds, raised at the time of its formation, had been utilized) and December 1991 (when the Partnership began receiving royalty revenues on TTS Partnership Product sales), the costs for administrative services totaled $295,000. Such costs were due and payable to ALZA upon invoice but were not paid when due. In 1991, ALZA agreed that the costs could be reimbursed over time, initially, at a quarterly rate of $5.00 per Partnership unit, which were deducted from Excess Cash from December 1991 through December 1993. In March 1994, the quarterly rate was increased to $10.00 per Partnership unit. In June 1996, it was determined that a further increase in the reimbursement rate was necessary to fully reimburse ALZA for past administrative costs on a more timely basis. Therefore, beginning with the September 1996 distribution, a quarterly deduction has been made from Excess Cash in an amount equal to the actual administrative expenses of the Partnership for the previous quarter plus the $10.00 per Partnership unit to repay past administrative costs. ALZA has not charged any interest on the past due amounts. At the rate of $10.00 per Partnership unit per quarter, all remaining past administrative costs, totaling $31,488 as of June 30, 1997, are expected to be repaid by the fourth quarter of 1997. As of June 30, 1997, payments for past and current administrative expenses totaled $168,505. In 1994, 1995 and 1996, payments made to ALZA for past and current

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


     administrative expenses totaled $135,307, $138,607 and $172,459, respectively.

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits:

            27  Financial Data Schedule

  (b)     Reports on Form 8-K:

            None.

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


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

                                       ALZA TTS Research Partners, Ltd.
                                               (Registrant)

                                       By:  ALZA Development Corporation
                                            General Partner

                                            By: /s/ David R. Hoffmann
                                                ---------------------
                                                 David R. Hoffmann

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


Date:  August 11, 1997        By: /s/ David R. Hoffmann
                                  -----------------------
                                    David R. Hoffmann
                               President (Chief Executive
                                Officer), Chief Financial
                                  Officer and Director



Date:  August 11, 1997        By: /s/ James W. Young
                                  -----------------------
                                     James W. Young
                                   Vice President and
                                      Director

                                              ALZA TTS Research Partners, Ltd.
                                                                 June 30, 1997


                                Exhibit Index


EXHIBIT
-------
     27   Financial Data Schedule