Form 10-Q
period 1997-09-30
ALZA TTS RESEARCH PARTNERS LTD
filed 1997-11-13
CIK 710178

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the quarterly period ended September 30, 1997 or
                                    ------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________.

                            Commission File Number 0-11839


                           ALZA TTS RESEARCH PARTNERS, LTD.
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                  California                         94-2863497
       ---------------------------------       ----------------------
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

                                  Yes X    No
                                     ---     ---

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                     Statements of Revenue Collected and Expenses
                                     (unaudited)


                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                1997          1996                  1997            1996
                                             ----------    ----------            ----------      ----------
REVENUE:
    Royalty income                         $ 2,437,181   $  1,466,697             $6,429,638     $4,505,437
    License fee                                      -              -                250,000              -
    Interest income                              2,110          7,054                 20,781         20,912
                                           -----------   ------------             ----------     ----------

    Total revenue                            2,439,291      1,473,751              6,700,419      4,526,349


EXPENSES:
    General and administrative                  20,973         12,711                 87,805         58,602
                                           -----------   ------------             ----------     ----------

NET INCOME                                 $ 2,418,318   $  1,461,040             $6,612,614     $4,467,747
                                           -----------   ------------             ----------     ----------
                                           -----------   ------------             ----------     ----------

Allocation of net income:

    General Partner                      $      24,183  $      14,610             $   66,126     $   44,678
    Class A Limited Partners                 2,287,729      1,412,245              6,255,533      4,388,884
    Class B Limited Partner                    106,406         34,185                290,955         34,185
                                           -----------   ------------             ----------     ----------

NET INCOME                                 $ 2,418,318   $  1,461,040             $6,612,614     $4,467,747
                                           -----------   ------------             ----------     ----------
                                           -----------   ------------             ----------     ----------

NET INCOME PER CLASS A
    LIMITED PARTNERSHIP UNIT               $    714.91   $     441.33             $ 1,954.85     $ 1,371.53
                                           -----------   ------------             ----------     ----------
                                           -----------   ------------             ----------     ----------


                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                        Statements of Assets, Liabilities and
                             Partners' Capital (Deficit)


                                                   September 30,  December 31,
ASSETS                                                 1997           1996
                                                   -------------  ------------
                                                    (unaudited)

Current assets - Cash                              $   98,427     $   77,586
                                                   ----------     ----------
                                                   ----------     ----------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities - Payable to
    ALZA Corporation                               $   20,973     $  146,381


Partners' capital (deficit):
    Class A Limited Partners,
       3,200 units outstanding                         68,445        (69,904)
    Class B Limited Partner                             8,239          1,805
    General Partner                                       770           (696)
                                                   ----------     ----------

    Total partners' capital (deficit)                  77,454        (68,795)
                                                   ----------     ----------

    Total liabilities and partners'
     capital (deficit)                             $   98,427     $   77,586
                                                   ----------     ----------
                                                   ----------     ----------

                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                       Statement of Partners' Capital (Deficit)
                                     (unaudited)


                                    Class A         Class B                        Total
                                    Limited         Limited        General       Partners'
                                    Partners        Partner        Partner        Capital
                                  ------------    -----------    -----------   -------------
BALANCE,
    DECEMBER 31,
    1994                         $  (580,907)    $  348,824      $  (2,364)  $   (234,447)


Net income                         4,318,031              -         43,616      4,361,647
Payments to
    partners                      (4,073,856)      (189,481)       (43,064)    (4,306,401)
                                 -----------     ----------      ---------   ------------
BALANCE,
    DECEMBER 31,
    1995                            (336,732)       159,343         (1,812)      (179,201)

Net income                         6,035,020        110,749         62,079      6,207,848
Payments to
    partners                      (5,768,192)      (268,287)       (60,963)    (6,097,442)
                                 -----------     ----------      ---------   ------------
BALANCE,
    DECEMBER 31,
    1996                             (69,904)         1,805           (696)       (68,795)

Net income                         6,255,533        290,955         66,126      6,612,614
Payments to
    partners                      (6,117,184)      (284,521)       (64,660)    (6,466,365)
                                 -----------     ----------      ---------   ------------
BALANCE,
    SEPTEMBER 30,
    1997                         $    68,445     $    8,239      $     770   $     77,454
                                 -----------     ----------      ---------   ------------
                                 -----------     ----------      ---------   ------------


                               See accompanying notes.

                           ALZA TTS RESEARCH PARTNERS, LTD.
                               (A limited partnership)

                               Statements of Cash Flows
                For the Nine Months Ended September 30, 1997 and 1996
                             Increase (Decrease) in Cash
                                     (unaudited)



                                             Nine Months Ended September 30,
                                                   1997           1996
                                               ------------   ------------
    Cash flows from operating activities:

    Net income                                $ 6,612,614    $ 4,467,747

    Adjustments to reconcile net income
       to net cash used in operating
       activities:

    Payments to Partners                       (6,466,365)    (4,384,516)

    Decrease in liabilities:
       Payable to ALZA Corporation               (125,408)       (62,317)
                                              -----------    -----------
    Net cash provided by operating
       activities                                  20,841         20,914

    Cash at beginning of period                    77,586         48,245
                                              -----------    -----------

    Cash at end of period                     $    98,427    $    69,159
                                              -----------    -----------
                                              -----------    -----------


                               See accompanying notes.

                                                ALZA TTS Research Partners, Ltd.
                                                              September 30, 1997

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    INTRODUCTION

    The financial statements of ALZA TTS Research Partners, Ltd. (the "Partnership") included herein should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying interim financial statements of the Partnership for the three and nine months ended September 30, 1997 and September 30, 1996 are unaudited but include all adjustments which the General Partner (ALZA Development Corporation, a wholly-owned subsidiary of ALZA Corporation) believes necessary for fair presentation. These financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in that royalty revenues are not recognized until the related cash is received.

    ORGANIZATION

    The Partnership was formed on December 30, 1982 to conduct research and development on products combining the proprietary transdermal therapeutic system technology of ALZA Corporation ("ALZA") with certain generic compounds (the "TTS Partnership Products"). On April 22, 1983, the closing of the sale to the public of Class A Limited Partnership units took place. At September 30, 1997 the Partnership's capital consisted of 3,200 Class A Limited Partnership units purchased for $5,000 each, an original investment by the Class B Limited Partner of $750,000 and an original investment by the General Partner of $169,192. Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), net losses were allocated as follows:

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

    In accordance with the agreements between ALZA and the Partnership, the Partnership is entitled to receive 4% of net sales of Duragesic-Registered Trademark- (fentanyl transdermal system) CII and Testoderm-Registered Trademark-(testosterone transdermal system). For the quarter ended September 30, 1997, cash provided from royalties from Duragesic-Registered Trademark- and Testoderm-Registered Trademark- increased to $2,437,181 from $1,466,697 for the same period of 1996. The increase is due to increased sales of Duragesic-Registered Trademark-. Excess Cash (defined as cash received by the Partnership, less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) is distributed to the Partners. Because the Partnership does not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

    Janssen Pharmaceutica, Inc. (together with its affiliates "Janssen"), a subsidiary of Johnson and Johnson, markets Duragesic-Registered Trademark- in the United States, Canada and in more than 25 other countries worldwide. The product has been cleared for marketing in five additional countries. Submissions for marketing clearance are on file in a number of other countries. ALZA Pharmaceuticals, the sales and marketing division of ALZA, co-promotes Duragesic-Registered Trademark-in the United States with Janssen.

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

    If ALZA's license for a product becomes nonexclusive, the General Partner will need to determine whether to appoint others to market and sell the product. Under ALZA's agreement with Janssen covering the Duragesic-Registered Trademark-product, if the product were to be introduced by a third party after ALZA's loss of exclusivity from the Partnership, ALZA's royalty rate due from Janssen with respect to Duragesic-Registered Trademark- would drop significantly. The Partnership's right to receive 4% of net sales from ALZA would not change. It is likely that ALZA Development Corporation, a wholly-owned subsidiary of ALZA, would have a conflict of interest in connection with any Partnership decision as to whether the product should be licensed to a third party in addition to ALZA. In such an event, ALZA Development Corporation would likely resign as the General Partner and the Partnership would have to appoint a new general partner.

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

    The Partnership earned net income of $2,418,318 and $6,612,614 for the three and nine months ended September 30, 1997 as compared with $1,461,040 and $4,467,747 for the three and nine months ended September 30, 1996. The Partnership's royalty income received from ALZA based on Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's net sales of Testoderm-Registered Trademark- was $2,437,181 and $6,429,638 for the three and nine months ended September 30, 1997 as compared with $1,466,697 and $4,505,437 for the three and nine months ended September 30, 1996. The increase is due to increased sales of Duragesic-Registered Trademark-. In addition, during the second quarter of 1997, the Partnership received a license fee from ALZA relating to Testoderm-Registered Trademark- as described below. As stated above, the Partnership does not make commercialization decisions regarding TTS Partnership Products; therefore, its potential royalty stream and income are not within the Partnership's control.

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

    The Partnership had interest income of $2,110 and $20,781 for the three and nine months ended September 30, 1997 as compared with interest income of $7,054 and $20,912 for the three and nine months ended September 30, 1996.

    General and administrative expenses for the continuing administrative support required for the Partnership are payable to ALZA under an administrative services agreement between ALZA and the Partnership. General and administrative expenses were $20,973 and $87,805 for the three and nine months ended September 30, 1997 as compared with $12,711 and $58,602 for the three and nine months ended September 30, 1996. The increase is due to normal quarterly fluctuations in addition to the timing of certain payments, including payments to the Partnership's auditor for professional services and payments relating to the filing of the Partnership's annual report on Form
10-K.

    Between December 1987 (at which time all Partnership funds, raised at the time of its formation, had been utilized) and December 1991 (when the Partnership began receiving royalty revenues on TTS Partnership Product sales), the costs for administrative services totaled $295,000. Such costs were due and payable to ALZA upon invoice but were not paid when due. In 1991, ALZA agreed that the costs could be reimbursed over time, initially, at a quarterly rate of $5.00 per Partnership unit, which were deducted from Excess Cash from December 1991 through December 1993. In March 1994, the quarterly rate was increased to $10.00 per Partnership unit. In June 1996, it was determined that a further increase in the reimbursement rate was necessary to fully reimburse ALZA for past administrative costs on a more timely basis. Therefore, beginning with the September 1996 distribution, a quarterly deduction has been made from Excess Cash in an amount equal to the actual administrative expenses of the Partnership for the previous quarter plus the $10.00 per Partnership unit to repay past administrative costs.
ALZA has not charged any interest on the past due amounts. All remaining past administrative costs were paid as of September 30, 1997. As of September 30, 1997, payments for past and current administrative expenses totaled $230,823. In 1994, 1995 and 1996, payments made to ALZA for past and current administrative expenses totaled $135,307, $138,607 and $172,459, respectively.

                                                ALZA TTS Research Partners, Ltd.
                                                              September 30, 1997


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         27  Financial Data Schedule

  (b)    Reports on Form 8-K:

         None.

                                                ALZA TTS Research Partners, Ltd.
                                                              September 30, 1997

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

Date:  November 13, 1997                          By: /s/ David R. Hoffmann
                                                     ----------------------
                                                        David R. Hoffmann
                                                    President (Chief Executive
                                                     Officer), Chief Financial
                                                       Officer and Director


Date:  November 13, 1997                          By: /s/ James W. Young
                                                     --------------------
                                                        James W. Young
                                                      Vice President and
                                                           Director

                                    Exhibit Index


                                       Exhibit

    27   Financial Data Schedule