Form 10-K
period 1997-12-31
ALZA TTS RESEARCH PARTNERS LTD
filed 1998-03-30
CIK 710178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-11839

                            ------------------------

                        ALZA TTS RESEARCH PARTNERS, LTD.

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            94-2863497
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)

  950 PAGE MILL ROAD, P.O. BOX 10950, PALO             94303-0802
                  ALTO, CA                             (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code:  (650) 494-5300
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                     CLASS A LIMITED PARTNERSHIP INTERESTS

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days: Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ALZA TTS RESEARCH PARTNERS, LTD.
                  FORM 10-K ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

DESCRIPTION                                                                                                     PAGE
-----------------------------------------------------------------------------------------------------------     -----
Item 1. Business...........................................................................................           1

Item 2. Properties.........................................................................................           4

Item 3. Legal Proceedings..................................................................................           4

Item 4. Submission of Matters to a Vote of Security Holders................................................           4

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters..........................           5

Item 6. Selected Financial Data............................................................................           5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..............           5

Item 7A. Quantitative and Qualitative Disclosures about Market Risk........................................           7

Item 8. Financial Statements and Supplementary Data........................................................           7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............           7

Item 10. Directors and Executive Officers of the Registrant................................................           8

Item 11. Executive Compensation............................................................................           8

Item 12. Security Ownership of Certain Beneficial Owners and Management....................................           8

Item 13. Certain Relationships and Related Transactions....................................................           9

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................           9

                                     PART I

ITEM 1. BUSINESS

    ALZA TTS Research Partners, Ltd. (the "Partnership") is a California limited partnership formed on December 30, 1982. ALZA Development Corporation, the general partner of the Partnership (the "General Partner"), is a wholly-owned subsidiary of ALZA Corporation ("ALZA"). The business of the Partnership is the development and licensing of products ("TTS Partnership Products") combining certain generic drug compounds with ALZA's proprietary transdermal ("D-TRANS-TM-") therapeutic systems technology. In order to undertake its development activities, the Partnership obtained from ALZA a nonexclusive, worldwide, royalty-free license to use ALZA's D-TRANS-TM- technology solely for the development, manufacture and sale of TTS Partnership Products.

    The Partnership completed the public sale of 3,200 units of Class A limited partnership interests and the private sale of one Class B limited partnership interest on April 22, 1983. The gross proceeds from these sales, including a one percent capital contribution of the General Partner, were $16,919,192.

PRODUCTS AND TECHNOLOGIES

    The Partnership entered into a research and development agreement (the "Development Contract") with ALZA for the development of TTS Partnership Products in December 1982. As of December 31, 1987, substantially all of the net proceeds from the sale of Partnership interests had been applied towards work done under the Development Contract. As a result, the Partnership has made no payments under the Development Contract, and has not engaged in product development activities, since that time.

    A substantial portion of the Partnership's total funds was allocated to two major product development programs, a D-TRANS-TM- fentanyl product and a D-TRANS-TM- testosterone product. The fentanyl product is a 72-hour transdermal therapeutic system which delivers the narcotic analgesic fentanyl. In August 1990, the product (which is being marketed under the trade name Duragesic-Registered Trademark- in the United States and
Durogesic-Registered Trademark- outside the United States) (see "Distribution Arrangements" below) was cleared for marketing by the United States Food and Drug Administration ("FDA") for management of severe chronic pain when opioid analgesia is indicated, such as in the management of cancer pain. The product has been cleared for marketing in more than 35 additional countries, including several in each of Europe, South America and Asia (excluding Japan). It is marketed by Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen"), a subsidiary of Johnson and Johnson, and is co-promoted by ALZA in the United States.

    The testosterone product developed on behalf of the Partnership is a controlled release dosage form of the major male hormone testosterone indicated for testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone. The product was cleared for marketing in the United States in October 1993. In April 1994, ALZA, through its sales and marketing division, ALZA Pharmaceuticals, began marketing the product in the United States under the trade name Testoderm-Registered Trademark-. Testoderm-Registered Trademark- has also been cleared for marketing in China, Singapore and in more than ten European countries. In 1996, ALZA Pharmaceuticals introduced Testoderm-Registered Trademark- with Adhesive as an addition to the Testoderm-Registered Trademark- line. This product was developed without Partnership funds. However, regulatory clearance of the product was obtained through a supplemental New Drug Application to the Testoderm-Registered Trademark- New Drug Application ("NDA"), and ALZA makes the same payments to the Partnership with respect to Testoderm-Registered Trademark-with Adhesive as it does with respect to the original
Testoderm-Registered Trademark- product.

    ALZA Pharmaceuticals plans to commercialize this product outside the United States through distributors. Commercialization agreements for Testoderm-Registered Trademark- were signed with Scitech Genetics Limited ("Scitech") and with Pharmagenesis, Inc. ("Pharmagenesis") in 1995 covering 17 Asian countries (excluding Japan). Scitech launched
Testoderm-Registered Trademark- in Singapore in January 1997. During the fourth quarter of 1996,

ALZA signed an agreement with Ferring NV (together with its affiliates, "Ferring") pursuant to which Ferring has the right to market
Testoderm-Registered Trademark- in 12 European countries.

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

CONTINUATION OPTION

    At the time of its funding, the Partnership granted ALZA an option (the "Continuation Option") to continue the development of any TTS Partnership Product which the Partnership determined for any reason (including lack of funds) not to complete. ALZA exercised the Continuation Option for all TTS Partnership Products in 1987. As a result, ALZA may fund (or obtain funding for) the development of any TTS Partnership Product through the earlier of (i) approval either by the FDA or regulatory authorities in certain foreign countries or (ii) ALZA's exercise of the License Option described below. Development of the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products was completed by ALZA, without the use of the Partnership's funds, under the Continuation Option.

LICENSE OPTION

    The Partnership also granted ALZA an option (the "License Option") to acquire a license for any or all of the TTS Partnership Products, on a product-by-product basis. When the License Option is exercised for a TTS Partnership Product, ALZA acquires a worldwide license, including the right to sublicense, to make, use and sell such product. The license is exclusive for a period of thirteen years after the actual reduction to practice of the product and nonexclusive thereafter. Under each license, ALZA would make payments to the Partnership based on ALZA's and its affiliates' and sublicensees' sales of the licensed product. If the License Option is not exercised with respect to any TTS Partnership Product, the rights to such product will remain with the Partnership, and the Partnership will need to find other licensees or seek other methods of obtaining a commercial return on the product.

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

    As described above, ALZA's licenses for Testoderm-Registered Trademark- and Duragesic-Registered Trademark- will remain exclusive until thirteen years after the actual reduction to practice of the product. For
Testoderm-Registered Trademark-, the period of ALZA's exclusivity ends July 26, 1998. For Duragesic-Registered Trademark-, the period of exclusivity ends December 4, 1998. If ALZA's license for a product becomes nonexclusive, the General Partner will need to determine whether to appoint others to market and sell the product. Under ALZA's agreement with Janssen covering the Duragesic-Registered Trademark- product, if the product were to be introduced by a third party after ALZA's loss of exclusivity from the Partnership, ALZA's royalty rate due from Janssen with respect to Duragesic-Registered Trademark-would drop significantly. The Partnership's right to receive 4% of net sales from ALZA would not change. It is likely that ALZA Development Corporation would have a conflict of interest in connection with any Partnership decision as to whether Testoderm-Registered Trademark- and Duragesic-Registered Trademark-should be licensed to a third party in addition to ALZA. In such an event, ALZA Development Corporation would likely resign as the General Partner, and a new general partner would have to be appointed.

PURCHASE OPTION

    The General Partner has an option (the "Purchase Option"), exercisable at any time, to purchase all (but not less than all) of the Limited Partners' interests in the Partnership. The exercise price is $120 million, less Excess Cash (as defined in the Agreement of Limited Partnership (the "Partnership Agreement")) distributed to the Limited Partners. The exercise price would be paid by check to the Limited Partners. As of December 31, 1997, the purchase price would be $27,992 per $5,000 unit. The General Partner is under no obligation to exercise the Purchase Option, and the General Partner will exercise the Purchase Option only if ALZA deems such exercise to be in its best interest. The General Partner has not made a determination as to whether to exercise the Purchase Option.

DISTRIBUTION ARRANGEMENTS

    ALZA and the Partnership entered into an agreement with Janssen pursuant to which Janssen has rights to market the Duragesic-Registered Trademark- product in the United States and most international markets. Janssen launched Duragesic-Registered Trademark- in the United States during the second quarter of 1991, and in Canada during the second quarter of 1992. Janssen has also launched the product in more than 25 other countries, including several in each of Europe, South America and Asia (excluding Japan). ALZA has the right to co-promote the product with Janssen in the United States, and commenced co-promotion activities during the second quarter of 1994.

    ALZA has entered into a commercialization agreement with Scitech to distribute the Testoderm-Registered Trademark- product in Bangladesh, Brunei, Burma, India, Indonesia, Malaysia, Pakistan, Philippines, Singapore, South Korea, Sri Lanka, Thailand and Vietnam and with Pharmagenesis to distribute in China, Hong Kong, Macau and Taiwan. Scitech launched
Testoderm-Registered Trademark- in Singapore in January 1997. ALZA also entered into an agreement with Ferring pursuant to which Ferring has the right to distribute the Testoderm-Registered Trademark- product in Austria, Belgium, Denmark, Finland, Germany, Ireland, Luxembourg, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom.

PATENTS

    Patent protection generally has been important in the pharmaceutical industry, and patent applications with respect to the TTS Partnership Products were filed. The Partnership's success may in large part depend upon (i) the strength of the existing ALZA patents covering the technology used in the development of the TTS Partnership Products and (ii) the ability to obtain strong patent protection for the TTS Partnership Products. ALZA has obtained patents and has pending patent applications covering various aspects of its technology licensed to the Partnership and for the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products. It is impossible to anticipate the breadth or degree of protection that such patents (either current ALZA patents or future patents, if they are granted) will provide to the TTS Partnership Products or the underlying technology. Some of ALZA's earlier patents covering the D-TRANS-TM- technology have begun to expire; however, both of the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products are covered by their own product-specific patents.

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

    The Duragesic-Registered Trademark- product is cleared for marketing in the United States, and in more than 35 additional countries, including several in each of Europe, South America and Asia (excluding Japan). The Testoderm-Registered Trademark- product has been cleared for marketing in the United States, China, Singapore and in more than ten European countries. Regulatory filings for the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products have been submitted in other European and Asian countries.

COMPETITION

    Competition among products using drug delivery technology is generally based on performance characteristics and price. Marketing and acceptance by hospitals, doctors and patients are also crucial to the success of a product. Health care reimbursement policies of managed care organizations, insurers and government agencies will continue to exert pressure on pricing. The
Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products face competition from more traditional forms of therapy using the same or similar drugs, and from transdermal drug delivery systems developed by others. In March of 1998, ALZA launched a transdermal testosterone product under the trade name Testoderm-Registered Trademark- TTS (testosterone transdermal system) CIII which is designed to be worn on the arm, back or torso and which will compete with the Partnership's Testoderm-Registered Trademark- product, which is worn on the scrotum. It should be expected that sales of Testoderm-Registered Trademark- TTS will erode sales of the Partnership's transdermal testosterone product.

    Other potential competitors in the area of more traditional forms of drug delivery include all of the major pharmaceutical concerns throughout the world. Many of these entities have greater financial resources, technical staffs and marketing and manufacturing capabilities than does the Partnership or ALZA. Many large and small companies are also competitors in the area of newer drug delivery technologies, and some of these companies have developed transdermal products, some of which are now in the marketplace.

    The major markets for pharmaceutical products developed in the United States are Europe, Japan, and North and South America.

REVENUES

    For the years ended December 31, 1997, 1996 and 1995, the Partnership had royalty income of $8,776,814, $6,265,401 and $4,441,708, respectively, derived from net sales of Duragesic-Registered Trademark- and Testoderm-Registered Trademark-. In addition, as a result of the agreement between ALZA and Ferring, the Partnership received a $250,000 license fee from ALZA in 1997 relating to Testoderm-Registered Trademark-. Interest income for the years ended December 31, 1997, 1996 and 1995 was $31,687, $28,995 and
$20,192, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    There is no established public trading market for the limited partnership interests. The Partnership Agreement contains strict limitations on the transfer of such interests. The Partnership has approximately 2,000 Class A Limited Partners, one Class B Limited Partner and one General Partner. In 1997, 1996 and 1995, $8,792,567, $6,097,442 and $4,306,401, respectively, were distributed to the Limited Partners and the General Partner.

ITEM 6. SELECTED FINANCIAL DATA

                                                           1997          1996          1995          1994          1993
                                                       ------------  ------------  ------------  ------------  ------------
Royalty income.......................................  $  8,776,814  $  6,265,401  $  4,441,708  $  3,167,914  $  2,720,568
License fee..........................................       250,000       --            --            --            --
Interest.............................................        31,687        28,995        20,192        10,398         7,759
Net income...........................................     8,952,989     6,207,848     4,361,647     3,082,860     2,634,523
Net income, Class A Limited Partners.................     8,469,527     6,035,020     4,318,031     3,052,032     2,608,178
Net income, Class B Limited Partner..................       393,932       110,749       --            --            --
Net income, General Partner..........................        89,530        62,079        43,616        30,828        26,345
Total assets.........................................       109,262        77,586        48,245        28,155        17,757
Total liabilities....................................        17,635       146,381       227,446       262,602       302,456
Total Cash Distributions.............................     8,792,567     6,097,442     4,306,401     3,032,608     2,652,914
  Class A Partners...................................     8,317,760     5,768,192     4,073,856     2,868,864     2,509,632
  Class B Partner....................................       386,873       268,287       189,481       133,435       116,728
  General Partner....................................        87,934        60,963        43,064        30,309        26,554

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    All of the Partnership's Total Funds (as defined in the Development Contract) ("Total Funds") have been utilized in the development of TTS Partnership Products. Total Funds consisted of the net proceeds from the sale by the Partnership of the Class A Limited Partnership units, the General Partner's and Class B Limited Partner's capital contributions to the Partnership, and interest and other income earned through temporary investment of Partnership funds, less all necessary expenses of operating the Partnership. In accordance with the agreements between ALZA and the Partnership, the Partnership is entitled to receive 4% of net sales of Duragesic-Registered Trademark- and Testoderm-Registered Trademark-. For the year ended December 31, 1997, cash received from royalties from Duragesic-Registered Trademark- and Testoderm-Registered Trademark- increased to $8,776,814 from $6,265,401 for 1996. Excess Cash (defined as cash received by the Partnership, less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) is distributed to the Partners. Because the Partnership does not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

    The Partnership's internal computer systems are not currently year 2000 compliant. However, the Partnership is exploring methods to achieve year 2000 compliance and does not expect the cost of ensuring year 2000 compliance to be significant. There is no guarantee that the systems of the General Partner and other companies with which the Partnership either directly or indirectly interacts will not be affected by computer problems arising from the year 2000. However, the Partnership does not expect its financial condition or results of operations to be materially adversely affected by year 2000 issues.

RESULTS OF OPERATIONS

    From 1982 through 1987, the Partnership utilized all of the funds raised at the time of its formation, primarily to fund product development at ALZA. Until the introduction of Duragesic-Registered Trademark- in 1991, the Partnership had been without cash for either operations or distribution since 1987.

    The Partnership earned net income of $8,952,989, $6,207,848 and $4,361,647 for 1997, 1996 and 1995, respectively. The Partnership received royalty income of $8,776,814, $6,265,401 and $4,441,708 for 1997, 1996 and 1995, respectively, from ALZA based on Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's net sales of Testoderm-Registered Trademark-. The increase in royalty income is due to increased sales of Duragesic-Registered Trademark-. In addition, as a result of the execution of the agreement between ALZA and Ferring, the Partnership received a license fee of $250,000 from ALZA in 1997 pursuant to the terms of the License Agreement between the Partnership and ALZA with respect to Testoderm-Registered Trademark-. As stated above, the Partnership does not make commercialization decisions regarding TTS Partnership Products; therefore, its potential royalty stream and income are not within the Partnership's control. The interest income earned by the Partnership was $31,687, $28,995, and $20,192 during the years ended December 31, 1997, 1996 and 1995, respectively. The increase was due to a higher level of cash available for investment during 1997 as a result of the higher royalty payments received from ALZA.

    Under the terms of the Partnership Agreement, net losses were allocated as follows: first, 1% to the General Partner and 99% to the Class A Limited Partners and then, after the capital account of the Class A Limited Partners was reduced to zero, 1% to the General Partner and 99% to the Class B Limited Partner. After the capital accounts of the Class A and Class B Limited Partners were reduced to zero, losses were allocated 100% to the General Partner.

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

    The General Partner is required by the Partnership Agreement to distribute, on a quarterly basis, all of the Partnership's Excess Cash in proportion to the Partners' respective capital contribution percentages.

    There were no research and development expenses in 1997, 1996, or 1995 due to the fact that the Partnership had expended all of its Total Funds.

    General and administrative expenses were $105,512, $86,548, and $100,253 for the years ended December 31, 1997, 1996 and 1995, respectively. These expenses are payable to ALZA under an administrative services agreement between ALZA and the Partnership.

    In 1995 and 1996, payments made to ALZA for past and current administrative services totaled $138,607 and $172,459, respectively. In 1997, payments for past and current administrative services totaled $256,496. Between December 1987 (at which time all Partnership funds, raised at the time of its formation, had been utilized) and December 1991 (when the Partnership began receiving royalty revenues on TTS Partnership Product sales), the costs for administrative services totaled $295,000. Such costs were due and payable to ALZA upon invoice; but were not paid when due. In 1991, ALZA agreed that the costs could be reimbursed over time, initially at a quarterly rate of $5.00 per Partnership unit, which were deducted from

Excess Cash from December 1991 through December 1993. In March 1994, the quarterly rate was increased to $10.00 per Partnership unit. In June 1996, it was determined that a further increase in the reimbursement rate was necessary to fully reimburse ALZA for past administrative costs on a more timely basis. Therefore, beginning with the September 1996 distribution, a quarterly deduction was made from Excess Cash in an amount equal to the actual administrative expenses of the Partnership for the previous quarter plus $10.00 per Partnership unit to repay past administrative costs. ALZA had not charged any interest on the past due amounts. All remaining past administrative costs were paid in full as of September 30, 1997.

    On November 20, 1997, an unsolicited tender offer was filed on Schedule 14D-1 with the Securities and Exchange Commission ("SEC") by PharmaInvest, L.L.C., on behalf of Pharmaceutical Royalties, L.L.C. and Pharmaceutical Royalty Investments, Ltd., to purchase up to 1,400 units, representing approximately 44% of the total outstanding units of the Partnership. On December 4, 1997, the Partnership filed a Schedule 14D-9 with the SEC in response to the filing by PharmaInvest, L.L.C. On December 19, 1997, PharmaInvest, L.L.C. filed an amendment with the SEC extending the time for the offer. On January 16, 1998, PharmaInvest, L.L.C. filed an additional amendment with the SEC to extend the term and increase the offer. On January 26, 1998, the Partnership filed an amendment to its Schedule 14D-9 in response to the two amendments by PharmaInvest, L.L.C. As a result of this tender offer, approximately 76 units have been transferred to PharmaInvest, L.L.C.

    The Partnership maintains its books using a modified basis of cash receipts and disbursements which is different from accrual basis accounting in that royalty revenues are not recognized until the related cash is received.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements are incorporated herein by reference to the Financial Statements and Additional Information attached as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership has no directors or executive officers. The affairs of the Partnership are managed by its General Partner. David R. Hoffmann has served as a director and officer of the General Partner since its inception. James W. Young was named a director and a Vice President of the General Partner in 1996 to replace a retired director. Robert M. Myers was named a director and a Vice President of the General Partner in 1997 to replace a retired director.

NAME                       AGE                                 POSITIONS HELD
-----------------------    ---     ----------------------------------------------------------------------
David R. Hoffmann......    53      President (Chief Executive Officer), Chief Financial Officer,
                                     Secretary and Director of the General Partner; Vice President (since
                                     1985) and Treasurer of ALZA (since 1987)

James W. Young.........    53      Vice President and Director of the General Partner; Senior Vice
                                     President, Research and Development of ALZA (since 1997); Senior
                                     Vice President, Commercial Development of ALZA (1995-1997); Senior
                                     Vice President, Corporate Development and President, Pharmaceutical
                                     Division of Affymax NV (1992-1995)

Robert M. Myers........    34      Vice President and Director of the General Partner; Vice President,
                                     Commercial Development of ALZA (since 1997); Senior Director,
                                     Commercial Development (1996-1997); Director, Commercial Development
                                     (1995-1996); Director, Development Programs (1994-1995); Manager,
                                     Strategic Projects (1993-1994); Manager, ET Product Development
                                     (1992-1993)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                            PERCENT
                                                                     AMOUNT AND NATURE OF BENEFICIAL          OF
    TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL OWNER                OWNERSHIP CLASS                 CLASS
----------------------  ---------------------------------------  ---------------------------------------  -----------
General Partnership     ALZA Development Corporation             General Partnership Interest                    100%
Interest                  950 Page Mill Road                       which amounts to 1% of the
                          P.O. Box 10950                           total capital of the Partnership.
                          Palo Alto, CA
                          94303-0802

Class B Limited         Stada Arzneimittel AG,                   Class B Limited Partnership                     100%
Partnership Interest      Stadastrasse 2-18 61118                  Interest which amounts to
                          Bad Vilbel Germany                       $750,000.

    None of the directors or officers of the General Partner own any direct interest in the Partnership or the General Partner. The General Partner has an option to purchase all of the Limited Partners' interests for $120 million (payable by check), less Excess Cash distributed to the Limited Partners by the Partnership. As of December 31, 1997, the purchase price would be $27,992 per $5,000 unit.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Under the terms of an administrative services agreement between ALZA and the Partnership, in 1997 the Partnership paid ALZA a total of $256,496 for past and current administrative expenses.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

        10.2 Technology License Agreement between ALZA Corporation and the Partnership dated 12/30/82 filed as Exhibit 10.B to the Registration Statement.

        10.3 Option Agreement between ALZA Corporation and the Partnership dated 12/30/82 filed as Exhibit 10.C to the Registration Statement.

        13  Financial Statements and Additional Information.

        23  Consent of Ernst & Young LLP, Independent Auditors.

        27  Financial Data Schedule

(b) Reports on Form 8-K: None.

                        ALZA TTS RESEARCH PARTNERS, LTD.
                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(a))

                                                                                                            PAGE
FINANCIAL STATEMENTS:                                                                                      NUMBER
--------------------------------------------------------------------------------------------------------  ---------
Report of Ernst & Young LLP, Independent Auditors.......................................................         14

Statements of Assets, Liabilities, and Partners' Capital (Deficit) at December 31, 1997 and 1996........         15

Statements of Revenue Collected and Expenses for the Years ended December 31, 1997, 1996 and 1995.......         16

Statements of Partners' Capital (Deficit) for the Years ended December 31, 1997, 1996, 1995.............         17

Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995...........................         18

Notes to Financial Statements...........................................................................    19 - 23

Additional Information..................................................................................    24 - 27

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

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALZA TTS RESEARCH PARTNERS, LTD.
                                                   (Registrant)

                                          By: ALZA Development Corporation
                                               General Partner

                                          By:        /s/ DAVID R. HOFFMANN
                                             -----------------------------------

                                                      David R. Hoffmann
                                                          PRESIDENT

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant by its General Partner and in the capacities and on the dates indicated.

Date: March 30, 1998                               /s/ DAVID R. HOFFMANN
                                          ----------------------------------------
                                                     David R. Hoffmann
                                            PRESIDENT (CHIEF EXECUTIVE OFFICER),
                                            CHIEF FINANCIAL OFFICER AND DIRECTOR

Date: March 30, 1998                                 /s/ JAMES W. YOUNG
                                          ----------------------------------------
                                                       James W. Young
                                                DIRECTOR AND VICE PRESIDENT

Date: March 30, 1998                                /s/ ROBERT M. MYERS
                                          ----------------------------------------
                                                      Robert M. Myers
                                                DIRECTOR AND VICE PRESIDENT

                                 EXHIBIT INDEX
                        ALZA TTS RESEARCH PARTNERS, LTD.
                           ANNUAL REPORT ON FORM 10-K

   EXHIBIT     EXHIBIT
   NUMBER      NAME
-------------  --------------------------------------------------------------------------------------------------------

         13    Financial Statements and Additional Information

         23    Consent of Ernst & Young LLP, Independent Auditors

         27    Financial Data Schedule