Form 10-Q
period 1998-03-31
ALZA TTS RESEARCH PARTNERS LTD
filed 1998-05-14
CIK 710178

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998 or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----     EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________.

                           Commission File Number 0-11839


                          ALZA TTS RESEARCH PARTNERS, LTD.
          ----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                   California                               94-2863497
       ----------------------------------           -------------------------
         (State or other jurisdiction                    I.R.S. Employer
       of incorporation or organization)              Identification Number)


           950 Page Mill Road, P.O. Box 10950, Palo Alto, CA, 94303-0802
           -------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)


        Registrant's telephone number, including area code  (650) 494-5300
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

                    Statements of Revenue Collected and Expenses
                                    (unaudited)


                                                Three Months Ended March 31,
                                                     1998           1997
                                                -------------   ------------
REVENUE:
     Royalty income                              $ 2,644,646     $ 2,081,221
     Interest income                                  11,345           8,359
                                                 -----------     -----------
     Total revenue                                 2,655,991       2,089,580


EXPENSES:
     General and administrative                       37,251          40,003
                                                 -----------     -----------

NET INCOME                                       $ 2,618,740     $ 2,049,577
                                                 -----------     -----------
                                                 -----------     -----------

ALLOCATION OF NET INCOME:

     General Partner                               $  26,187       $  20,496
     Class A Limited Partners                      2,477,328       1,938,900
     Class B Limited Partner                         115,225          90,181
                                                 -----------     -----------

NET INCOME                                       $ 2,618,740     $ 2,049,577
                                                 -----------     -----------
                                                 -----------     -----------

NET INCOME PER CLASS A
     LIMITED PARTNERSHIP UNIT                      $  774.17       $  605.91
                                                 -----------     -----------
                                                 -----------     -----------


                              See accompanying notes.

                          ALZA TTS RESEARCH PARTNERS, LTD.
                              (A limited partnership)

                       Statements of Assets, Liabilities and
                                 Partners' Capital


                                                   March 31,   December 31,
ASSETS                                               1998           1997
                                                  -----------  ------------
                                                  (unaudited)

Current assets - Cash                             $  120,454      $ 109,262
                                                  ----------      ---------
                                                  ----------      ---------
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities - Payable to
     ALZA Corporation                              $  37,098      $  17,635


Partners' capital:
     Class A Limited Partners,
     3,200 units outstanding                          74,007         81,863
     Class B Limited Partner                           8,500          8,864
     General Partner                                     849            900
                                                  ----------      ---------
     Total partners' capital                          83,356         91,627
                                                  ----------      ---------
                                                  $  120,454      $ 109,262
                                                  ----------      ---------
                                                  ----------      ---------


                               See accompanying notes.

                          ALZA TTS RESEARCH PARTNERS, LTD.
                              (A limited partnership)

                           Statement of Partners' Capital
                                    (unaudited)


                                 Class A        Class B         Total
                                 Limited        Limited        General      Partners'
                                Partners        Partner        Partner       Capital
                             --------------  ------------   ------------  ------------

BALANCE,
  DECEMBER 31, 1995          $  (336,732)    $  159,343      $  (1,812)   $  (179,201)

Net income                     6,035,020        110,749         62,079      6,207,848
Payments to partners          (5,768,192)      (268,287)       (60,963)    (6,097,442)
                             -----------     ----------      ---------    -----------
BALANCE,
  DECEMBER 31, 1996              (69,904)         1,805           (696)       (68,795)

Net income                     8,469,527        393,932         89,530      8,952,989
Payments to partners          (8,317,760)      (386,873)       (87,934)    (8,792,567)
                             -----------     ----------      ---------    -----------
BALANCE,
  DECEMBER 31, 1997               81,863          8,864            900         91,627

Net income                     2,477,328        115,225         26,187      2,618,740
Payments to partners          (2,485,184)      (115,589)       (26,238)    (2,627,011)
                             -----------     ----------      ---------    -----------
BALANCE,
  MARCH 31, 1998               $  74,007       $  8,500         $  849      $  83,356
                             -----------     ----------      ---------    -----------
                             -----------     ----------      ---------    -----------


                               See accompanying notes.

                         ALZA TTS RESEARCH PARTNERS, LTD.
                             (A limited partnership)

                            Statements of Cash Flows
                For the Three Months Ended March 31, 1998 and 1997
                           Increase (Decrease) in Cash
                                  (unaudited)


                                                Three Months Ended March 31,
                                                    1998           1997
                                                -------------  -------------

  Cash flows from operating activities:

    Net income                                   $ 2,618,740    $ 2,049,577

    Adjustments to reconcile net income
      to net cash used in operating
      activities:

    Payments to Partners                          (2,627,011)    (2,017,704)

    Increase (decrease) in liabilities:
      Payable to ALZA Corporation                     19,463        (23,454)
                                                 -----------    -----------
  Net cash provided by operating
    activities                                        11,192          8,419

  Cash at beginning of period                        109,262         77,586
                                                 -----------    -----------

  Cash at end of period                          $   120,454    $    86,005
                                                 -----------    -----------
                                                 -----------    -----------


                              See accompanying notes.

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998


 Notes to Condensed Financial Statements (unaudited)


1.   BASIS OF PRESENTATION

     INTRODUCTION

     The financial statements of ALZA TTS Research Partners, Ltd. (the "Partnership") included herein should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying interim financial statements of the Partnership for the three months ended March 31, 1998 and March 31, 1997 are unaudited but include all adjustments which the General Partner (ALZA Development Corporation, a wholly-owned subsidiary of ALZA Corporation ("ALZA")) believes necessary for fair presentation. These financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles in that royalty revenues are not recognized until the related cash is received.

     ORGANIZATION

     The Partnership was formed on December 30, 1982 to conduct research and development on products combining ALZA's proprietary transdermal therapeutic systems technology with certain generic compounds (the "TTS Partnership Products"). On April 22, 1983, the closing of the sale to the public of Class A Limited Partnership units took place. At March 31, 1998, the Partnership's capital consisted of 3,200 Class A Limited Partnership units purchased for $5,000 each, an original investment by the Class B Limited Partner of $750,000 and an original investment by the General Partner of $169,192. Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), net losses were allocated as follows: first, 1% to the General Partner and 99%

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998

     to the Class A Limited Partners and then, after the capital account of the Class A Limited Partners was reduced to zero, 1% to the General Partner and 99% to the Class B Limited Partner. After the capital accounts of the Class A and Class B Limited Partners were reduced to zero, losses were allocated 100% to the General Partner.

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

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998

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

     In accordance with the agreements between ALZA and the Partnership, the Partnership is entitled to receive 4% of net sales of Duragesic-Registered Trademark- (fentanyl transdermal system) CII and Testoderm-Registered Trademark- (testosterone transdermal system), the two major product development programs funded by the Partnership. In addition, in 1996, ALZA Pharmaceuticals introduced Testoderm-Registered Trademark- with Adhesive as an addition to the Testoderm-Registered Trademark- line. Testoderm-Registered Trademark- with Adhesive was developed without Partnership funds. However, regulatory clearance of the product was obtained through a supplemental New Drug Application to the Testoderm-Registered Trademark- New Drug Application, and ALZA makes the same payment to the Partnership with respect to Testoderm-Registered Trademark- with Adhesive as it does with respect to the original Testoderm-Registered Trademark- product.

     For the quarter ended March 31, 1998, cash provided from royalties increased to $2,644,646 from $2,081,221 for the same period of 1997. Excess Cash (defined as cash received by the Partnership, less all amounts expended in the conduct of the Partnership's business, including administrative expenses, and working capital) is distributed to the Partners. Because the Partnership does

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998

     not make commercialization decisions regarding TTS Partnership Products, its potential royalty stream and income are not within the Partnership's control.

     Janssen Pharmaceutica, Inc. (together with its affiliates "Janssen"), a subsidiary of Johnson and Johnson, markets Duragesic-Registered Trademark-in the United States, Canada and in more than 30 other countries worldwide. The product has been cleared for marketing in thirteen additional countries. Submissions for marketing clearance are on file in a number of other countries. ALZA Pharmaceuticals, the sales and marketing division of ALZA, co-promotes Duragesic-Registered Trademark- in the United States with Janssen.

     ALZA, through ALZA Pharmaceuticals, markets Testoderm-Registered Trademark-and Testoderm-Registered Trademark- with Adhesive in the United States. Testoderm-Registered Trademark- has also been cleared for marketing in China, Singapore and in more than ten European countries. Testoderm-Registered Trademark- with Adhesive has also been cleared for marketing in Germany and Singapore. ALZA Pharmaceuticals plans to market the Testoderm-Registered Trademark- line through distributors outside the United States. Commercialization agreements currently covering the distribution of the Testoderm-Registered Trademark- line in 14 Asian countries (excluding Japan) have been signed with Scitech Genetics Limited ("Scitech") and Pharmagenesis, Inc. Scitech launched Testoderm-Registered Trademark- in Singapore in January 1997. An agreement was signed during the fourth quarter of 1996 with Ferring NV (together with its affiliates "Ferring"), pursuant to which Ferring has the right to distribute Testoderm-Registered Trademark- and Testoderm-Registered Trademark- with Adhesive in 12 European countries. On April 2, 1998, Ferring launched Testoderm-Registered Trademark- with Adhesive in Germany.

     TTS Partnership Products other than the Duragesic-Registered Trademark- and Testoderm-Registered Trademark- products were at very early stages of development when the Partnership's available funds were exhausted in 1987. Substantial expenditures would be required if the development of these products were to be completed and the products

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998

     commercialized. For these products at early stages of development, no arrangements have been made with development partners, and further activities are not contemplated at this time.

     The Partnership granted ALZA an option (the "License Option") to acquire a license for any or all of the TTS Partnership Products, on a product-by-product basis. In 1990, ALZA exercised its option to acquire worldwide licenses (with the right to sublicense) to make, use and sell the Duragesic-Registered Trademark- and Testoderm-Registered Trademark-products. Each license is exclusive until thirteen years after the actual reduction to practice of the relevant product and nonexclusive thereafter. For Testoderm-Registered Trademark-, the period of ALZA's exclusivity ends July 26, 1998. For Duragesic-Registered Trademark-, the period of ALZA's exclusivity ends December 4, 1998.

     If ALZA's license for a product becomes nonexclusive, the General Partner will need to determine whether to appoint others to market and sell the product. Under ALZA's agreement with Janssen covering the Duragesic-Registered Trademark- product, if the product were to be introduced by a third party after ALZA's loss of exclusivity from the Partnership, ALZA's royalty rate due from Janssen with respect to Duragesic-Registered Trademark- would drop significantly. The Partnership's right to receive 4% of net sales from ALZA would not change. It is likely that ALZA Development Corporation would have a conflict of interest in connection with any Partnership decision as to whether Testoderm-Registered Trademark- or Duragesic-Registered Trademark- should be licensed to a third party in addition to ALZA. In such an event, ALZA Development Corporation would likely resign as the General Partner, and a new general partner would have to be appointed.

     The General Partner has an option (the "Purchase Option"), exercisable at any time, to purchase all (but not less than all) of the Limited Partners' interests in the Partnership. The exercise price is $120 million, less Excess Cash distributed to the Limited Partners. The exercise price will be paid by check to

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998

     the Limited Partners. As of March 31, 1998, the exercise price would be $27,216 per $5,000 unit. The General Partner is under no obligation to exercise the Purchase Option, and the General Partner will exercise the Purchase Option only if ALZA deems such exercise to be in its best interest. The General Partner has not made a determination as to whether to exercise the Purchase Option.

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

     The Partnership earned net income during the first quarter of 1998 of $2,618,740 as compared to $2,049,577 for the first quarter of 1997. The Partnership's royalty income received from ALZA based on Janssen's reported net sales of Duragesic-Registered Trademark- and ALZA's net sales of Testoderm-Registered Trademark- and Testoderm-Registered Trademark- with Adhesive was $2,644,646 during the first quarter of 1998 as compared to $2,081,221 for the first quarter of 1997. The increase in royalty income is due to increased sales of Duragesic-Registered Trademark-. As stated above, the Partnership does not make commercialization decisions regarding TTS Partnership Products;

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998

     therefore, its potential royalty stream and income are not within the Partnership's control.

     The Partnership had interest income of $11,345 for the first quarter of 1998 as compared to interest income of $8,359 for the first quarter of 1997. The increase was due to a higher level of cash available for investment during the first quarter of 1998 as a result of the higher royalty payment received from ALZA during the quarter.

     General and administrative expenses for the continuing administrative support required for the Partnership are payable to ALZA under an administrative services agreement between ALZA and the Partnership.
     General and administrative expenses were $37,251 for the first quarter of 1998 as compared to $40,003 for the first quarter of 1997. Current general and administrative expenses are paid to ALZA in the quarter following the quarter in which the expenses were incurred.

                                               ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits:

             27  Financial Data Schedule

  (b)     Reports on Form 8-K:

             None.

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ALZA TTS Research Partners, Ltd.
                                                     (Registrant)


                                           By:  ALZA Development Corporation
                                                    General Partner

                                               By: /s/ David R. Hoffmann
                                                  ----------------------------
                                                       David R. Hoffmann
                                                  President (Chief Executive
                                                   Officer), Chief Financial
                                                      Officer and Director


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant by its General Partner and in the capacities and on the dates indicated.

Date:  May 14, 1998                        By: /s/ David R. Hoffmann
                                               -------------------------------
                                                   David R. Hoffmann
                                               President (Chief Executive
                                                Officer), Chief Financial
                                                  Officer and Director


Date:  May 14, 1998                        By: /s/ James W. Young
                                               -------------------------------
                                                   James W. Young
                                                 Vice President and
                                                      Director


Date:  May 14, 1998                         By: /s/ Robert M. Myers
                                               -------------------------------
                                                    Robert M. Myers
                                                  Vice President and
                                                       Director

                                                ALZA TTS Research Partners, Ltd.
                                                                 March 31, 1998

                                   Exhibit Index




  Exhibit
  -------


     27   Financial Data Schedule